Form 10-Q
period 1996-05-31
REXALL SUNDOWN INC
filed 1996-07-12
CIK 901620

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1996
                                                 ------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ----------   ----------

                         Commission File Number 0-21884
                                                -------

                              REXALL SUNDOWN, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


           FLORIDA                                          59-1688986
           -------                                          ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


         851 Broken Sound Parkway, NW, Boca Raton, Florida 33487
         -------------------------------------------------------
        (Address of Principal Executive Offices)       (Zip Code)

       Registrant's Telephone Number, Including Area Code (561) 241-9400



Indicate by check mark whether Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  X  Yes     No
                  ---      ---

As of July 10, 1996, the number of shares outstanding of the Registrant's Common Stock was 30,500,846.

                              REXALL SUNDOWN, INC.

                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets
          May 31, 1996 and August 31, 1995  ............................... 3

          Consolidated Statements of Operations
          Three and Nine Months Ended May 31, 1996 and 1995 ............... 4

          Consolidated Statements of Cash Flows
          Nine Months Ended May 31, 1996 and 1995 ......................... 5

          Notes to Consolidated Financial Statements ...................... 6

          Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations ................ 8


PART II.  OTHER INFORMATION ...............................................11


SIGNATURES.................................................................12


PART I. FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS

                    REXALL SUNDOWN, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                    May 31,      August 31,
                                                                     1996           1995
                                                                  -----------    ----------
                                                                  (Unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                        $ 11,440     $  1,154
   Restricted cash                                                        89            -
   Marketable securities                                               5,909            -
   Trade accounts receivable, net                                     14,157        6,957
   Inventory                                                          26,630       20,512
   Prepaid expenses and other current assets                           5,451        4,526
   Net current assets of discontinued operations                       3,841        8,008
                                                                    --------     --------

         Total current assets                                         67,517       41,157
Property, plant and equipment, net                                    22,685       21,489
Other assets                                                           6,656        4,705
                                                                    --------     --------

         Total assets                                               $ 96,858     $ 67,351
                                                                    ========     ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $ 10,344     $  5,592
   Accrued expenses and other current liabilities                      9,546        5,941
   Current portion of long-term debt                                     339          332
                                                                    --------     --------
         Total current liabilities                                    20,229       11,865

Long-term debt                                                           181          448
                                                                    --------     --------

         Total liabilities                                            20,410       12,313
                                                                    --------     --------

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
       shares, no shares outstanding                                       -            -
   Common stock, $.01 par value; authorized 100,000,000 shares,
       shares issued: 30,333,493 and 29,416,050, respectively            303          196
   Capital in excess of par value                                     49,738       42,192
   Retained earnings                                                  26,414       12,650
   Cumulative translation adjustment                                      (7)           -
                                                                    --------     --------
         Total shareholders' equity                                   76,448       55,038
                                                                    --------     --------

         Total liabilities and shareholders' equity                 $ 96,858     $ 67,351
                                                                    ========     ========


                             See accompanying notes

                    REXALL SUNDOWN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                 (Unaudited)


                                                                   Three Months Ended                   Nine Months Ended
                                                                          May 31,                              May 31,
                                                              -----------------------------         ----------------------------
                                                                  1996              1995                1996             1995
                                                              -----------       -----------         -----------      -----------
Net sales                                                     $    54,781       $    38,291         $   136,208      $   108,264
Cost of sales                                                      20,340            15,566              52,878           47,209
                                                              -----------       -----------         -----------      -----------
         Gross profit                                              34,441            22,725              83,330           61,055
Selling, general and administrative expenses                       25,640            18,592              63,283           47,305
                                                              -----------       -----------         -----------      -----------
         Operating income                                           8,801             4,133              20,047           13,750
Other income (expense):
    Interest income                                                   505                31                 794               98
    Other income                                                      397               287                 956              794
    Interest expense                                                  (12)             (148)                (30)            (340)
                                                              -----------       -----------         -----------      -----------
Income before income tax provision                                  9,691             4,303              21,767           14,302
Income tax provision                                                3,557             1,338               8,003            5,099
                                                              -----------       -----------         -----------      -----------
Income from continuing operations                                   6,134             2,965              13,764            9,203
Loss from discontinued operations (net of tax benefit)                  -            (1,032)                  -           (2,941)
                                                              -----------       -----------         -----------      -----------

Net income                                                    $     6,134       $     1,933         $    13,764      $     6,262
                                                              ===========       ===========         ===========      ===========

Income (loss) per common share:
    Continuing operations                                     $      0.20       $      0.10         $      0.45      $      0.31
    Discontinued operations                                             -             (0.04)                  -            (0.10)
                                                              -----------       -----------         -----------      -----------
                                                              $      0.20       $      0.06         $      0.45      $      0.21
                                                              ===========       ===========         ===========      ===========

Weighted average common shares outstanding                     30,753,274        29,511,561          30,387,857      $29,466,980
                                                              ===========       ===========         ===========      ===========





                            See accompanying notes

                    REXALL SUNDOWN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                                      Nine Months Ended
                                                                            May 31,
                                                                 --------------------------
                                                                   1996              1995
                                                                 --------           -------
Cash flows provided by (used in) operating activities:
  Net income                                                     $ 13,764           $ 6,262
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                   1,978             1,708
     Amortization                                                     894               300
     Gain on sale of property and equipment                           (20)              (30)
     Minority interest                                                  -                38
     Deferred income taxes                                          2,025               212
     Foreign exchange translation adjustment                           (7)                -
     Changes in assets and liabilities:
        Trade accounts receivable                                  (7,200)           (1,834)
        Inventory                                                  (6,118)           (4,631)
        Prepaid expenses and other current assets                  (2,979)           (1,023)
        Other assets                                               (2,815)               48
        Accounts payable                                            4,752                (8)
        Accrued expenses and other current liabilities              6,670               635
        Other liabilities                                               -               (19)
         Discontinued operations - non cash charges
               and changes in assets and liabilities                4,167            (5,626)
                                                                 --------           -------
        Net cash provided by (used in) operating activities        15,111            (3,968)
                                                                 --------           -------

Cash flows provided by (used in) investing activities:
    Acquisition of property, plant and equipment                   (3,177)           (2,785)
    Payments for purchase of marketable securities                 (5,909)                -
    Proceeds from sale of marketable securities                         -                12
    Proceeds from sale of fixed assets                                 22                38
    Other                                                             (89)                -
                                                                 --------           -------
        Net cash used in investing activities                      (9,153)           (2,735)
                                                                 --------           -------

Cash flows provided by (used in) financing activities:
    Proceeds from bank line of credit                                   -             7,500
    Payments on bank line of credit                                     -            (2,000)
    Principal payments on long-term debt                             (260)             (227)
    Exercise of options to purchase common stock                    4,588               362
                                                                 --------           -------
        Net cash provided by  financing activities                  4,328             5,635
                                                                 --------           -------

Net increase (decrease) in cash and cash equivalents               10,286            (1,068)
Cash and cash equivalents at beginning of period                    1,154             1,878
                                                                 --------           -------

Cash and cash equivalents at end of period                       $ 11,440           $   810
                                                                 ========           =======

                            See accompanying notes

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

1.    BASIS OF PRESENTATION AND OTHER MATTERS

           The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Rexall Sundown, Inc. (the "Company") Annual Report on Form 10-K for the year ended August 31, 1995, as filed with the Securities and Exchange Commission. The August 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

           In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

           Pennex Laboratories, Inc. ("Pennex"), a wholly-owned subsidiary of the Company which manufactured and distributed private label over-the-counter pharmaceuticals and health and beauty care products, is presented as discontinued operations (see Note 7).

2.    FOREIGN CURRENCY TRANSLATION

           The financial statements and transactions of the Company's foreign operations (which began operations in February 1996) are maintained in their functional currency and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. Assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating financial statements into U.S. dollars, are accumulated in a separate component of shareholders' equity in accordance with Statement No. 52.

3.    NET INCOME PER COMMON SHARE

           Net income per common share is calculated by dividing net income by weighted average shares outstanding, giving effect to common stock equivalents (common stock options).

4.    INVENTORY

           The components of inventory as of May 31, 1996 and August 31, 1995 are as follows:

                            May 31, 1996                August 31, 1995
                            ------------                ---------------
                                                            (Audited)
      Raw materials           $11,077                         $ 8,376
      Work in process           1,829                           1,117
      Finished products        13,724                          11,019
                              -------                         -------
                              $26,630                         $20,512
                              =======                         =======

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (Dollars in thousands)
                                  (Unaudited)



5.    CONTINGENCIES

           The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on the Company.

6.    SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

           In October 1994, the Company entered into a non-compete agreement and, in consideration therefore, issued 150,300 shares of the Company's common stock with a fair market value of $1,000, which amount is being amortized over five years.

           The Company realized a tax benefit related to the exercise of stock options of $1,436 and $35 for the three months ended May 31, 1996 and 1995, respectively, and $3,065 and $131 for the nine months ended May 31, 1996 and 1995, respectively.

7.    DISCONTINUED OPERATIONS

           On August 31, 1995, the Company's Board of Directors approved a plan to divest Pennex, which ceased operations on November 17, 1995, and is currently in the process of liquidating its assets.

           The consolidated financial statements and related footnotes of the Company have been reclassified to report separately the net assets and operating results of Pennex as discontinued operations for all periods. The results of discontinued operations for the three and nine months ended May 31, 1995 were as follows:


                                             Three Months Ended     Nine Months Ended
                                                May 31, 1995           May 31, 1995
                                             ------------------     -----------------
      Net sales                                    $ 5,069                $15,055
                                                   =======                =======

      Loss from discontinued operations
       before income tax                           $(1,641)               $(4,613)
      Income tax benefit                               609                  1,672
                                                   -------                -------
      Net loss from discontinued operations        $(1,032)               $(2,941)
                                                   =======                =======



8.    EVENTS SUBSEQUENT TO FISCAL YEAR END

           On March 14, 1996, the Board of Directors declared a 3-for-2 split of the Company's common stock which was effected in the form of a stock dividend of one additional share of common stock for each two shares held on the record date. The stock dividend was paid on April 4, 1996 to shareholders of record on March 25, 1996. All references to the number of shares of common stock and to per share data in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Rexall Sundown, Inc. (the "Company") is engaged in the development, manufacturing, marketing and sale of vitamins, nutritional supplements, over-the-counter pharmaceuticals and consumer health products. The Company distributes its products using three channels of distribution: sales to retailers; catalog and mail order sales; and direct sales through independent distributors.

     On August 31, 1995, the Company approved a plan to divest Pennex Laboratories, Inc. ("Pennex"), its subsidiary which manufactured and distributed private label over-the-counter pharmaceuticals. The results of Pennex have been reclassified as discontinued operations in the accompanying Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended May 31, 1996 Compared to Three Months Ended May 31, 1995

     Net sales for the three months ended May 31, 1996 were $54.8 million, an increase of $16.5 million or 43.1% over the comparable period in fiscal 1995. Of the $16.5 million increase, sales to retailers accounted for $8.7 million, an increase of 47.3% over the comparable period in fiscal 1995. The gain in sales to retailers was partially attributable to initial shipments of the Sundown(R) brand of approximately $4.5 million to Wal-Mart. Net sales of the Company's catalog and mail order sales division, SDV, increased by $162,000 or 4.0% over the comparable period in fiscal 1995. Net sales of the Company's direct sales subsidiary, Rexall Showcase International, Inc. ("Rexall Showcase"), increased by $7.6 million, an increase of 48.2% over the comparable period in fiscal 1995. The increase in direct sales was partially due to the commencement of Rexall Showcase's operations in Korea in April 1996 and the commencement of operations in Mexico in February 1996. The increase in net sales in each division was primarily due to increased unit sales.

     Gross profit for the three months ended May 31, 1996 was $34.4 million, an increase of $11.7 million or 51.6% over the comparable period in fiscal 1995. As a percentage of net sales, gross profit increased from 59.3% for the three months ended May 31, 1995 to 62.9% for the three months ended May 31, 1996.
The increase as a percentage of net sales was due primarily to improved margins as a result of manufacturing efficiencies at the Company's vitamin manufacturing facility and improved product mix. The increase was also due, in part, to an increase in net sales of products with higher margins, related principally to the increased net sales of Rexall Showcase as a percentage of the Company's net sales.

     Selling, general and administrative expenses for the three months ended May 31, 1996 were $25.6 million, an increase of $7.0 million or 37.9% over the comparable period in fiscal 1995. As a percentage of net sales, such expenses decreased from 48.6% for the three months ended May 31, 1995 to 46.8% for the comparable period in fiscal 1996, primarily as a result of increased net sales. Typically, the majority of the Company's selling, general and administrative expenses are relatively fixed except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses.

     Interest income for the three months ended May 31, 1996 was $505,000, as compared to $31,000 for the comparable period in fiscal 1995. Such increase was primarily a result of investment of the Company's available cash balances, which were higher in the third quarter of fiscal 1996 than the comparable period in fiscal 1995, and due to interest received in the third quarter of fiscal 1996 related to the sale of Pennex assets, which interest is at a higher rate than the Company's average rate of return. Interest expense for the three months ended May 31, 1996 was $12,000 as compared to $148,000 for the comparable period in fiscal 1995 as there were no borrowings in the fiscal 1996 period.

     Income from continuing operations before income tax provision was $9.7 million for the three months ended May 31, 1996, an increase of $5.4 million or 125.2% over the comparable period in fiscal 1995. As a percentage of net sales, income from continuing operations before income tax provision increased from 11.2% for the three months ended May 31, 1995 to 17.7% for the comparable period in fiscal 1996. Income from continuing operations was $6.1 million for the current fiscal quarter, an increase of $3.2 million or 106.9% from the prior year's comparable quarter.

Nine Months Ended May 31, 1996 Compared to Nine Months Ended May 31, 1995

     Net sales for the nine months ended May 31, 1996 were $136.2 million, an increase of $27.9 million or 25.8% over the comparable period in fiscal 1995. Of the $27.9 million increase, sales to retailers accounted for $7.9 million, an increase of 13.5% over the comparable period in fiscal 1995. The gain in sales to retailers was partially attributable to initial shipments of the Sundown(R) brand of approximately $4.5 million to Wal-Mart. Net sales of the Company's catalog and mail order sales division, SDV, increased by $492,000 or 3.9% over the comparable period in fiscal 1995. Net sales of the Company's direct sales subsidiary, Rexall Showcase, increased by $19.5 million, an increase of 53.1% over the comparable period in fiscal 1995. The increase in direct sales was partially due to the commencement of Rexall Showcase's operations in Korea in April 1996 and the commencement of operations in Mexico in February 1996. The increase in net sales in each division was primarily due to increased unit sales.

     Gross profit for the nine months ended May 31, 1996 was $83.3 million, an increase of $22.3 million or 36.5% over the comparable period in fiscal 1995. As a percentage of net sales, gross profit increased from 56.4% for the nine months ended May 31, 1995 to 61.2% for the nine months ended May 31, 1996. The increase as a percentage of net sales was due primarily to an increase in net sales of products with higher margins, related principally to the increased net sales of Rexall Showcase as a percentage of the Company's net sales. The increase was also due, in part, to improved margins as a result of manufacturing efficiencies at the Company's vitamin manufacturing facility and improved product mix.

     Selling, general and administrative expenses for the nine months ended May 31, 1996 were $63.3 million, an increase of $16.0 million or 33.8% over the comparable period in fiscal 1995. As a percentage of net sales, such expenses increased from 43.7% for the nine months ended May 31, 1995 to 46.5% for the comparable period in fiscal 1996, primarily as a result of increased net sales of Rexall Showcase as a percentage of the Company's net sales. Typically, the majority of the Company's selling, general and administrative expenses are relatively fixed except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses.

     Interest income for the nine months ended May 31, 1996 was $794,000, as compared to $98,000 for the comparable period in fiscal 1995. Such increase was primarily a result of investment of the Company's available cash balances, which were higher in the nine months ended May 31, 1996 than the comparable period in fiscal 1995, and due to interest received in the nine months ended May 31, 1996 related to the sale of Pennex assets, which interest is at a higher rate than the Company's average rate of return. Interest expense for the nine months ended May 31, 1996 was $30,000 as compared to $340,000 for the comparable period in fiscal 1995 as there were no borrowings in the nine months ended May 31, 1996.

     Income from continuing operations before income tax provision was $21.8 million for the nine months ended May 31, 1996, an increase of $7.5 million or 52.2% over the comparable period in fiscal 1995. As a percentage of net sales, income from continuing operations before income tax provision increased from 13.2% for the nine months ended May 31, 1995 to 16.0% for the comparable period in fiscal 1996. Income from continuing operations was $13.8 million for the nine months ended May 31, 1996, an increase of $4.6 million or 49.6% over the comparable period in fiscal 1995.

RESULTS OF DISCONTINUED OPERATIONS

     Effective August 31, 1995, Pennex was presented as discontinued operations. Pennex's net sales for the three and nine months ended May 31, 1995 were $5.1 million and $15.1 million, respectively. Net losses of Pennex for three and nine months ended May 31, 1995 were $1.0 million and $2.9 million, respectively.

SEASONALITY

     The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase, whose second and fourth fiscal quarters are slower due to holidays and summer months, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $47.3 million as of May 31, 1996, compared to $29.3 million as of August 31, 1995. This increase was principally the result of increased cash and cash equivalents, marketable securities, inventory and trade accounts receivable due to increased sales.

     Net cash provided by operating activities for the nine months ended May 31, 1996 was $15.1 million compared to net cash used in operating activities of $4.0 million for the comparable period in fiscal 1995. Net cash provided by operating activities increased primarily due to increased net income, decreases in net assets of discontinued operations and recognition of deferred income taxes, partially offset by increases in accounts receivable and inventory. Net cash used in investing activities was $9.2 million for the nine months ended May 31, 1996 compared to $2.7 million for the comparable period in fiscal 1995. Net cash used in investing activities increased primarily due to the purchase of marketable securities in the nine months ended May 31, 1996. Net cash provided by financing activities was $4.3 million for the nine months ended May 31, 1996 compared to $5.6 million for the comparable period in fiscal 1995.
The Company's cash flow from financing activities for the nine months ended May 31, 1996 reflects $4.6 million for the exercise of options to purchase common stock partially offset by debt payments compared to net proceeds from its bank line of credit of $5.5 million in the comparable period of fiscal 1995.

     The Company believes that its existing cash balances, internally generated funds from operations and its available bank line of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the purchase and maintenance of inventory and the financing of the Company's accounts receivable, as well as to finance anticipated capital expenditures.

INFLATION

     Inflation has not had a significant impact on the Company in the past three years nor is it expected to have a significant impact in the foreseeable future.

                    -------------------------------------


     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties, including those detailed in the Company's Securities and Exchange Commission filings. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

               *10.1- Rexall Sundown, Inc. 1996 Rexall Showcase International Distributor Stock Purchase Plan
              **10.2- Rexall Sundown, Inc. 1996 Rexall Showcase International Distributor Stock Option Plan
                11  -  Earnings Per Share Computation
                27  -  Financial Data Schedule (for SEC use only)

       (b)  Reports on Form 8-K:

            None


- -----------------------------
     * Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-6571).

     **Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-7883).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REXALL SUNDOWN, INC.



Date:  July 12, 1996             By: /s/ Carl DeSantis
                                    -------------------------------------------
                                    Carl DeSantis, Chairman of the Board and
                                    Chief Executive Officer

Date:  July 12, 1996             By: /s/ Geary Cotton
                                    -------------------------------------------
                                    Geary Cotton, Vice President-Finance,
                                    Chief Financial Officer, Treasurer and
                                    Chief Accounting Officer

                                EXHIBIT INDEX


                                                           SEQUENTIALLY
                                                             NUMBERED
EXHIBIT NUMBER          DESCRIPTION                            PAGE
- --------------          -----------                        ------------
   *10.1                Rexall Sundown, Inc. 1996 Rexall
                        Showcase International Distributor
                        Stock Purchase Plan

  **10.2                Rexall Sundown, Inc. 1996 Rexall
                        Showcase International Distributor
                        Stock Option Plan

    11                  Earnings Per Share Computation

    27                  Financial Data Schedule

- ----------------

 * Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-6571)
** Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-7883)