Form 10-K
period 1996-08-31
REXALL SUNDOWN INC
filed 1996-10-11
CIK 901620

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended August 31, 1996

              [ ]   TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ______________.

                            Commission file number:
                                    0-21884

                              REXALL SUNDOWN, INC.
             (Exact name of Registrant as specified in its charter)


                    Florida                          59-1688986
            (State or other jurisdiction           (I.R.S. Employer
          of incorporation or organization)        Identification No.)

         851 Broken Sound Parkway, N.W.
                 Boca Raton, Florida                    33487
         (Address of principal executive offices)     (Zip Code)


              Registrant's telephone number, including area code:
                                 (561) 241-9400
                            ________________________

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----   ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the Registrant's common stock is 30,721,571 (as of October 10, 1996).

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $354,608,780 (as of October 10, 1996).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on February 6, 1997, which will be filed with the SEC, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Rexall Sundown, Inc. (the "Company") develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products through three channels of distribution: sales to retailers; direct sales through independent distributors; and mail order. The Company offers a broad line of approximately 1,500 products consisting of approximately 1,900 stock keeping units ("SKUs"), including vitamins in both multivitamin and single-entity formulas, minerals, herbals, homeopathic remedies, weight management products, skin care products and over-the-counter ("OTC") pharmaceuticals.

     The Company's principal executive offices are located at 851 Broken Sound Parkway, NW, Boca Raton, Florida 33487 and its telephone number is (561) 241-9400. As used herein, the "Company" means Rexall Sundown, Inc. and its subsidiaries, except where the context indicates otherwise.

INDUSTRY OVERVIEW

     As reported by industry sources, the annual domestic retail market for vitamins and nutritional supplements grew from $3.3 billion in 1991 to $4.9 billion in 1995. In the last several years, public awareness of the positive effects of vitamins and nutritional supplements on health has been heightened by widely publicized reports of scientific findings. Recent studies have indicated a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of conditions such as heart disease, cancer, stroke, osteoporosis and neural tube birth defects. The rise of alternative medicine and the holistic health movement has also contributed to increased sales of nutritional supplements.

     The Company expects that the aging of the United States population, together with a corresponding increased focus on preventative health measures, will result in increased demand for vitamins and nutritional supplement products. According to the United States Census Bureau, through 2010, the 35-and-older age group of consumers, which represents approximately 78% of regular users of vitamin and nutritional supplements, is expected to grow significantly faster than the general United States population. Based on a national survey indicating that only 33% of Americans consumed vitamins and nutritional supplements on a regular basis in 1995, the Company believes that there is a large untapped domestic market for vitamins and nutritional supplements. Industry sources also report that vitamin consumers are taking more vitamins and nutritional supplements per day than in the past.

     The primary channels of distribution in the vitamin and nutritional supplement industry are: (i) mass market retailers which include mass merchandisers, drug stores, supermarkets and discount stores; (ii) health food stores; (iii) direct sales organizations; and (iv) mail order. Within the mass market retailer channel, there are three primary vitamin product categories: national brands, broadline and other brands, and private label brands. According to industry sources, during 1994 and 1995, the market for national brands and broadline and other brands of vitamins in the mass market was approximately 60% of total domestic vitamin sales and the market for private label vitamins was approximately 40% of such sales. For the first six months of calendar 1996, industry sources indicate that the market for national brands and broadline and other brands of vitamins in the mass market was approximately 63% of total domestic vitamin sales and the market for private label vitamins was approximately 37% of such sales. The national brand category primarily consists of multivitamins and mineral products marketed under nationally advertised names such as Centrum(R), One-A-Day(R) and Theragran(R). Broadline brands, such as the Company's Sundown (R) brand, offer a complete range of products under one brand name, including multivitamins, single-entity vitamins, minerals and nutritional supplements, including herbal products. Private label products marketed under the retailer's store brand name also offer a wide product assortment, albeit somewhat narrower in scope than broadline brands, including national brand equivalent formulas positioned as lower-priced "compare and save" products. The Company believes that broadline brands have gained market share primarily at the expense of national brands as consumers have increased their consumption of single-entity vitamins and nutritional supplements while the market for multivitamins has remained essentially flat.

     While the retail channel of distribution for vitamins and nutritional supplements has been consolidating, there has not yet been any significant consolidation among the companies that manufacture and sell these products. The vitamin and nutritional supplement industry remains fragmented, and the Company believes that no company controls more than 10% of the market.

SALES BY DISTRIBUTION CHANNEL

     Set forth below for the periods indicated are the net sales and percent of net sales of the Company's products through the Company's three current distribution channels.

                                                                   FISCAL YEAR ENDED AUGUST 31,
                                  ----------------------------------------------------------------------------------------------
      DISTRIBUTION CHANNEL             1992               1993                1994                1995                1996
--------------------------------  ---------------    ---------------    ----------------    ----------------    ----------------
                                                                      (DOLLARS IN THOUSANDS)
Sales to retailers:
  Sundown.......................  $42,112    56.7%   $46,571    50.0%   $ 54,216    47.5%   $ 62,427    41.8%   $ 71,387    38.0%
  Other(1)......................   10,293    13.9     12,231    13.2      14,050    12.3      17,722    11.8      22,728    12.1
                                  -------   -----    -------   -----    --------   -----    --------   -----    --------   -----
        Total net sales to         52,405    70.6     58,802    63.2      68,266    59.8      80,149    53.6      94,115    50.1
          retailers.............
Direct sales -- Rexall             10,418    14.0     20,535    22.0      29,510    25.9      52,606    35.2      76,483    40.7
  Showcase......................
Mail order -- SDV(R)............   11,417    15.4     13,810    14.8      16,343    14.3      16,718    11.2      17,246     9.2
                                  -------   -----    -------   -----    --------   -----    --------   -----    --------   -----
        Total net sales.........  $74,240   100.0%   $93,147   100.0%   $114,119   100.0%   $149,473   100.0%   $187,844   100.0%
                                  =======   =====    =======   =====    ========   =====    ========   =====    ========   =====

---------------

(1) Rexall(R), Thompson(R), private label and Rexall Managed Care(R) sales.

  SALES TO RETAILERS

     For its sales of vitamins and nutritional supplements to retailers, the Company employs a marketing strategy directed at the end-user, with an emphasis on educating these consumers. The Company provides a wide product selection with many unique formulations, value pricing, clear and informative labeling, timely and innovative product introductions, and specially designed shelf organization systems. Net sales to retailers have grown from $52.4 million in fiscal 1992 to $94.1 million in fiscal 1996.

     Sundown. The Company has been selling vitamins and nutritional supplements under the Sundown tradename since 1976. The Sundown brand offers a broad selection of high quality products at prices lower than comparable-quality branded vitamins, thereby creating value for consumers as well as higher rates of shelf inventory turnover for retailers. The Company believes that its retail customers experience increased profits per linear shelf foot due to the high sales velocity of the Sundown brand. According to data from Information Resources, Inc. ("IRI"), a retail information gathering service, in the broadline vitamin category, Sundown generates the highest rate of dollar and unit sales per share of ACV distribution and is currently the number two brand in dollar and unit sales, despite its availability in outlets representing only 35% of ACV sales.

     Historically, a majority of the Sundown brand sales were to regional deep discount retailers. The success of the Company's value pricing strategy and high sales velocity has enabled the Company to increase its sales to mass merchandisers, chain drug stores and supermarkets. In fiscal 1995, the Company gained nationwide distribution of Sundown products to all Kmart stores. Since May 1996, the Company has begun nationwide distribution of Sundown products to all Wal*Mart stores and Thrifty-Payless and Eckerd drug stores. Sundown's net sales have increased from $42.1 million in fiscal 1992 to $71.4 million in fiscal 1996.

     The Company sells approximately 290 vitamins and nutritional supplements under the Sundown tradename, including among others, vitamin C, vitamin E, multivitamins, folic acid, calcium, lecithin, selenium, magnesium, iron, potassium, herbals and food supplements. Because the Company offers most of its products in varying quantities, the Sundown line consists of approximately 750 SKUs. Vitamins and minerals are sold as single-entity supplements, multivitamin combinations and in varying potency levels, and are offered in tablet, softgel, two-piece capsule, chewable, liquid and powder forms to accommodate various consumer preferences. The Company also offers national brand comparisons under the Sundown brand which have comparable multivitamin formulas to such products as Centrum(R), One-A-Day(R) and Theragran(R).

     The Company monitors new and developing health and nutrition trends in order to anticipate consumer demand and to introduce new products and reformulate existing products. Examples of the Company's anticipation of and response to consumer demand in the past two years include the introduction of
(i) three new herbal and food supplements (Saw Palmetto, Hawthorn Berry and Bilberry) to complement the early 1995 introduction of 13 herbal products; (ii) Fortified Pycnogenol(R), which includes additional key antioxidants Coenzyme Q-10, Selenium and Grape Seed Extract (the Pycnogenol(R) trademark is owned by a third party); (iii) Grape Seed Extract, an antioxidant that provides abundant amounts of proanthocyanidins; (iv) Melatonin at the lower 300 mcg level to allow consumers to better regulate their dosage; (v) Intelligent Multiple(R), a multivitamin that excludes vitamins C and E, which consumers often take separately; and (vi) E-400/Folic Acid, fortified with vitamins B6 and B12, which, when combined, play an important role in energy production and the formation of red blood cells. The Company has not incurred material research and development expenses with respect to vitamins and nutritional supplements. Product concepts are internally developed by the Company's product development team, which consists of representatives of the Company's research and development, sales and marketing and purchasing departments and members of senior management. See "-- Product Development."

     The Company markets its Sundown vitamin and nutritional supplements internationally through a network of distributors. The Company has exclusive and non-exclusive distribution agreements in foreign countries throughout the world, with the majority of international revenues presently being generated from South America. The Company believes that certain markets in South America, the Middle East and the Far East represent the most attractive international outlets for its products. All international sales are settled in United States currency.

     Other Sales to Retailers. In addition to sales of Sundown products, the Company's other sales to retailers include sales under the Rexall brand to wholesalers, convenience stores and independent drug stores, the Thompson brand to health food stores, private label products to selected mass merchandisers and drug stores and the Rexall Managed Care brand to HMOs, hospitals and long-term care facilities.

     In 1989, the Company purchased the Rexall tradename, under which health products have been marketed since 1903. An independent study has shown that the Rexall tradename is widely recognized by households in the United States. The Company's marketing strategy with respect to both its Rexall vitamin and OTC drug lines is to emphasize a national branded product at generic prices. The Company markets a full line of approximately 100 moderately-priced vitamins and nutritional supplements under the Rexall tradename, primarily to independent drug stores, wholesalers and convenience stores. In addition, approximately 75 OTC pharmaceutical products, including aspirin, cold remedies and analgesic formulas, are offered under the Rexall tradename in formulas comparable to nationally advertised products such as Bayer(R), Advil(R), Nuprin(R), Tylenol(R), Contac(R), Robitussin(R), Sudafed(R), Benadryl(R) and Mylanta(R). Recently, the Company has begun to license the Rexall name in various international markets for vitamins and OTC pharmaceuticals.

     In 1990, the Company acquired the operating assets of Wm. T. Thompson Co., Inc., which was founded in 1935, including the Thompson trademark. The "Rainbow" line of Thompson vitamins is sold through health food stores and consists of approximately 135 products in approximately 160 SKUs, many of which have high potencies and are unique to Thompson. The Rainbow line represents the Company's premium line, and is priced competitively with other similar vitamin products sold in health food stores. Because the Company's targeted customer for Thompson products is the sophisticated vitamin consumer, the Company's strategy includes constantly monitoring new and developing trends in health and nutrition and adapting its product offerings accordingly.

     While the Company does not emphasize private label manufacturing, in select instances the Company offers these products to accommodate specific customer requests. For fiscal 1996, approximately 3.8% of the Company's net sales were from private label products.

     The Rexall Managed Care Division was formed in 1995 to market and sell vitamins, nutritional supplements and OTC pharmaceuticals to the managed care marketplace with a focus on HMOs, hospitals and long-term care facilities. The Rexall Managed Care line currently consists of approximately 70 OTC pharmaceuticals, 55 vitamin products and three prescription products.

  DIRECT SALES THROUGH INDEPENDENT DISTRIBUTORS

     In 1990, the Company formed Rexall Showcase International, Inc. ("Rexall Showcase") its network marketing subsidiary, to market and sell unique health and wellness products through a sales force of independent distributors. Rexall Showcase products include weight management products, homeopathic medicines, personal care products, health and nutritional supplements and water filtration systems. Rexall Showcase products are specially formulated and packaged only for this distribution channel and are not available through retailers. Rexall Showcase's independent distributors are not required to make any inventory purchases and, to become a distributor, must only purchase a $49.50 distributor kit. Rexall Showcase recently initiated its international expansion by commencing operations in Mexico in February 1996 and South Korea in April 1996 and intends to commence operations in selected other countries in the future. Rexall Showcase's net sales have increased from $10.4 million in fiscal 1992 to $76.5 million in fiscal 1996.

     The Rexall Showcase distributor kit includes product brochures and information, sales aids, order forms and other business information. Such distributor kits are sold at approximately Rexall Showcase's cost. Rexall Showcase processes, fills and ships orders from the Company's distribution center, usually within a 24 hour period after the order is placed by the distributor. Rexall Showcase guarantees the quality of its products and customers may return any product to the selling distributor within 30 days for a total refund or replacement. Prior to placing orders for additional products, distributors are required to certify that they have sold at least 70% of their prior order. In the event of termination of the relationship between Rexall Showcase and a distributor, Rexall Showcase will repurchase from such distributor all resaleable inventory purchased by such distributor within 12 months of such termination for 90% of the original net cost to the distributor. To date, such returns have not been material.

     Rexall Showcase's success is dependent upon continued sales of its products to consumers by its distributors and the ongoing recruitment and maintenance of a motivated, experienced network of distributors. Rexall Showcase sponsors and conducts regional and national conventions in order to educate and recruit distributors, and employs various technologies and innovations which allow for fast and efficient communication and service between Rexall Showcase, its distributors and their customers. These include such tools as (i) the Autoship program, which allows products to be regularly shipped each month directly from Rexall Showcase to the end-user; (ii) voice mail, which allows Rexall Showcase or its distributors to send phone messages to large numbers of distributors at once or communicate to specific distributors; and (iii) the private Rexnet(SM) satellite network, which the Company uses to broadcast educational and training programs describing Rexall Showcase products and business opportunities to distributors, prospective distributors and customers. The Company also maintains a dedicated department to provide information and assistance to distributors. The Company publishes and distributes a bi-monthly newsletter to inform its distributors of recent developments and other relevant information and to recognize the accomplishments of certain distributors. Rexall Showcase also offers participation in a stock option plan and stock purchase plan to distributors who reach certain sales targets.

  MAIL ORDER

     The Company's mail order division markets and sells products primarily under its SDV brand directly to consumers through catalogs and direct mailings. This division targets approximately 200,000 of the most active customers out of an approximate 565,000 household proprietary mailing list developed by the Company since its inception in 1976. The Company's SDV division offers approximately 420 products in approximately 940 SKUs, including a full line of vitamins, minerals and other nutritional supplements along with selected health-related products at prices which are competitive with those of other mail order companies. Net sales for the Company's SDV division have increased from $11.4 million in fiscal 1992 to $17.2 million in fiscal 1996. As the Company has focused primarily on its Sundown brand and Rexall Showcase, the Company has not allocated significantly increased resources to its mail order division.

SALES SUPPORT AND CUSTOMER SERVICES FOR RETAILERS

     The Company utilizes its information systems and staff of sales and customer support professionals to provide retailers with a comprehensive array of services. The Company seeks to assist the retailer with sales initiatives, sales data analyses and marketing and merchandising programs, all of which are designed to maximize in-store awareness of the Company's products and improve results in the retailer's vitamin and nutritional supplement category. For a number of its retail customers, the Company serves as a category manager, at no additional cost to the retailer, actively analyzing, monitoring and advising on product selection, profitability, sales velocity and overall performance of the retailer's entire vitamin and nutritional supplement category. To help optimize the performance of its retailers' departments, as well as sales of the Company's products, the Company develops computerized plan-o-grams designed to efficiently utilize shelf space and direct consumers' attention to the Company's products.

     In addition, the Company provides marketing support for its product lines by developing customized marketing programs. The Company's graphic arts department provides customer support by designing packaging displays and point of purchase material for customers as well as informative, easy-to-read labels and packages for the Company's products. The Company believes that its double-sided label gives it a shelf-facing advantage appreciated by retailers. Support for retail sales is further provided through various in-store merchandising centers, including information pamphlets for consumers, displays' featuring key and topical products and "Nutrition News," a Company publication directed to pharmacists. The Company employs and contracts with merchandisers who periodically visit certain retailers to restock the shelves, place new orders and monitor and update the presentation of the Company's product line through floor displays, side wings, shelf-talkers, store signs, promotional packs and other individualized promotions.

     To further support sales, the Company has historically expended approximately 2% of its net sales on advertising. To date, this spending has primarily been in the form of cooperative support to retailers; however, the Company has also conducted some brand advertising on a limited basis. In addition, Dick Clark is the Company's national spokesperson, Sundown is the official vitamin brand of the Miami Dolphins and the Company sponsors various sports personalities and events. In the future, the Company expects to use various forms of mass media advertisement to build the national reputation and recognition of its brands, primarily Sundown.

     At October 1, 1996, the Company had a total sales force of approximately 30 employees responsible for accounts located throughout the United States, who are paid on a salary and commission basis. In addition, the Company utilizes a national brokerage alliance of approximately 70 independent representative organizations in the United States and internationally, substantially all of which sell the Company's brands on an exclusive basis in their respective product categories. The Company also had a total of approximately 80 employees devoted to customer service and support for retailers.

PRODUCT DEVELOPMENT

     The Company consistently and timely introduces new and innovative products. New product ideas are generated from a variety of sources, including clinical studies reported in scientific and medical periodicals such as the New England Journal of Medicine and the Journal of the American Medical Association. The Company also responds to suggestions from vendors and consumers. Such product ideas are developed by the Company's product development team which consists of representatives of the Company's research and development, sales and marketing and purchasing departments and members of senior management. For select products, the Company's product development team is assisted by independent consultants. The ideas are then submitted to the Company's operations department which determines the overall feasibility of developing and producing the product. As part of this overall feasibility analysis, the Company's regulatory department conducts a thorough investigation of the safety and potential regulatory issues with respect to the new product, and reviews any patent and trademark issues. Following the regulatory department's review, the Company's purchasing department obtains any raw materials necessary to produce the new product and, after applicable testing, the Company begins production of an initial pilot sample to study various characteristics of the products. The Company's technical services department conducts tests on the pilot sample to ensure that the new product meets all applicable regulatory and internal quality standards. Based on these tests, final labels and product specifications, including any substantiated statements of nutritional support, such as structure and function claims for the new product, are developed, along with the final costs of production which are reviewed by the financial and marketing teams to determine that expected margins can be obtained based on the anticipated sales price. The Company has typically been able to complete the cycle from product concept to final production in a period ranging from several weeks to several months. During fiscal 1996, the Company introduced 15 new products for Sundown, 10 new products for Rexall Showcase and 24 new products for other divisions.

MANUFACTURING AND QUALITY CONTROL

     In June 1994, the Company commenced manufacturing vitamin tablets at its 82,000 square foot plant located adjacent to the Company's administrative office building in Boca Raton, Florida. The Company's vitamin manufacturing facility enables the Company to better ensure continued sources of supply, reduce cost of goods sold and maintain high product quality. The Company recently began manufacturing two-piece capsules at this facility. Currently, the Company manufactures approximately 60% of its products. The balance of the Company's vitamins and nutritional products are purchased from independent third parties that manufacture such products to the Company's specifications and standards.
At this time, the Company does not believe it is cost-effective to manufacture softgels and, accordingly, it will continue to purchase these products from independent suppliers. In the future, the Company will continue to monitor the cost of manufacturing other products in order to determine whether in-house manufacturing of such products would be cost-effective. The Company purchases all of its OTC pharmaceuticals from various independent suppliers. The
Company's manufacturing and distribution operations employ over 350 persons and have recently been enhanced by the opening of its western distribution facility in Sparks, Nevada.

     The Company emphasizes quality control. All of the Company's products are manufactured in accordance with the applicable CGMPs of the FDA and other applicable regulatory and compendial standards, such as the United States Pharmacopeia ("USP"). All raw materials and finished products undergo various testing procedures, including sample testing, weight testing, purity testing and, where required, microbiological testing. In November 1995, H.V. Shuster, Inc., an independent quality assurance and testing service, awarded the Company its highest rating for vitamin manufacturing companies for its vitamin manufacturing facility and operations, including its manufacturing, testing and quality control procedures.

     Upon receipt by the Company of raw materials or finished products such as tablets or softgels at its manufacturing facilities, such raw materials or products are placed in quarantine and tested by the Company's technical services department. When the raw materials released from quality control are ready for production, they are blended and produced into tablets or two-piece capsules. The principal raw materials used in the manufacturing process are natural and synthetic vitamins, which are purchased by the Company from bulk manufacturers in the United States and internationally and are believed to be readily available from numerous sources. Although the Company believes that all of its sources of raw materials and products are reliable, the Company's results of operations could be adversely impacted should it be forced to find replacement sources of supply on short notice.

GOVERNMENT REGULATION

     The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the "FTC"), the Consumer Products Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states, localities and foreign countries, in which the Company's products are sold. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements, OTC and prescription drugs and cosmetics. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of dietary supplements, OTC drugs, cosmetics and foods.

     The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating dietary supplements as food additives or as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

     DSHEA provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997, although final regulations have not been published and the FDA has indicated that implementation will be delayed. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. Any statement of nutritional support beyond traditional claims must be accompanied by disclosure that the FDA has not evaluated such statement and that the product is not intended to cure or prevent any disease. The Company anticipates that the FDA will promulgate CGMPs which are specific to dietary supplements and require at least some of the quality control provisions contained in the CGMPs for drugs. The Company currently manufactures its vitamins and nutritional supplement products in compliance with the applicable food CGMPs.

     The FDA has proposed but not finalized regulations to implement DSHEA. The Company cannot determine what effect such regulations, when promulgated, will have on its business in the future. Such regulations are likely to require expanded or different labeling for the Company's vitamins and nutritional supplement products and could, among other things, require the recall, reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. The Company believes that it is in material compliance with all applicable laws.

     DSHEA created two new governmental bodies. The Commission on Dietary Supplements was established for two years to provide recommendations for the regulation of supplement labeling and health claims, including procedures for making disease-related claims. The Office of Dietary Supplements, established within the National Institute of Health, is charged with coordinating research on dietary supplements and disease prevention, compiling research results, and advising the Secretary of Health and Human Services on supplement regulation, safety and health claims.

     Although the vitamin and nutritional supplement industry is subject to regulation by the FDA and local authorities, dietary supplements, including vitamins, minerals, herbs and nutritional supplements, now have been statutorily affirmed as a food and not as a drug or food additive. Therefore, the regulation of dietary supplements is far less restrictive than that imposed upon manufacturers and distributors of drugs or food additives. Unlike food additives, which are more pervasively regulated, and new drugs, which require regulatory approval of formulation and labeling prior to marketing, dietary supplement companies are authorized to make substantiated statements of nutritional support and to market manufacturer-substantiated-as-safe dietary supplement products without FDA preclearances. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, fines, product recalls and seizures.

     The OTC pharmaceutical products distributed by the Company's Rexall, Rexall Showcase and Rexall Managed Care divisions are subject to regulation by a number of federal and state governmental agencies. In particular, the FDA regulates the formulation, manufacture, packaging and labeling of all OTC pharmaceutical products. Rexall Showcase is subject to regulation under various international, state and local laws which include provisions regulating, among other things, the operations of direct sales programs.

COMPETITION

     The market for the sale of vitamins and nutritional supplements is highly competitive. Competition is based principally upon price, quality of products, customer service and marketing support. There are numerous companies in the vitamin and nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent drug stores, supermarkets and health food stores. Most companies are privately held and the Company is unable to precisely assess the size of such competitors. No company is believed to control more than 10% of this market.

     The market for OTC pharmaceuticals and health and beauty care products is highly competitive. Competition is based principally upon price, quality of products, customer service and marketing support. The Rexall brand competes with nationally advertised brand name products and private label products.

     Although Rexall Showcase competes with other health and nutritional food companies, the Company believes its primary competition stems from direct sales companies. The Company competes in the recruitment of independent sales people with other direct sales organizations whose product lines may or may not compete with the Company's products.

     Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with other vitamin and nutritional supplement companies and other OTC pharmaceutical companies because of its competitive pricing, marketing strategies, sales support and the quality, uniqueness and breadth of its of product line.

TRADEMARKS AND PATENTS

     The Company owns trademarks registered with the United States Patent and Trademark Office or certain other countries for its Sundown(R), Thompson(R), Rexall Showcase International(R) and Rexall(R) trademarks, and has rights to use other names material to its business. In addition, the Company has obtained trademarks for certain of its products including Plenamins(R), Super Plenamins(R), SunVite(R), Ultra Max(R), Perfect Iron(R), Perfect Antioxidant(R), Ginstamina(R), Circus Chews(R), Digest-It(R), Bios Life 2(R), In-Vigor-ol(R), Calmplex(R), Metaba-trol(R), Nature Force(R), Human Nature(R), Mature Choices(R), Memory Plus(R), Advanced Release Technology(R), Cardio Basics(R), Defend-ol(R), Intern-ol(R) and Traum-ex(R). The Company has trademark and service mark applications pending for Cellular Essentials(TM), Vascular Complete(TM), Rexnet(SM), Rexweb(SM) and Rextel(SM). Federally registered trademarks have perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement. The Company owns certain patents in the United States relating to its Bios Life 2 and Bios Life 2 Natural weight management products and a patent for double-sided labels in the vitamin industry. Although the Company owns the Rexall(R) trademark, none of the operating Rexall Drug Stores are owned by the Company or have any obligation to purchase products from the Company.

PRODUCT LIABILITY INSURANCE

     The Company, like other manufacturers, wholesalers, distributors and retailers of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. The Company currently has product liability insurance for its operations in amounts the Company believes is adequate for its operations. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities. The Company requires that each of its suppliers certify that it carries adequate product liability insurance covering the Company.

EMPLOYEES

     At October 1, 1996, the Company employed approximately 740 full-time persons. None of the Company's employees is represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES.

     As of August 31, 1996, the Company owned or leased the following facilities:


                                                      APPROXIMATE                        EXPIRATION DATE OF
     LOCATION             TYPE OF FACILITY            SQUARE FEET       LEASED OR OWNED         LEASE
-------------------  ---------------------------  --------------------  ---------------  --------------------
Boca Raton, Florida  Administrative Offices              58,000              Owned                --
Boca Raton, Florida  Manufacturing and                   82,000              Owned                --
                     Production
Boca Raton, Florida  Warehouse and Distribution         100,000              Owned                --
Boca Raton, Florida  Warehouse and Distribution          90,000             Leased                (1)
Sparks, Nevada       Warehouse and Distribution          65,000             Leased          September 1999
Seoul, South Korea   Administrative Offices               4,700             Leased          December 1996
Seoul, South Korea   Distribution Service Center          5,000             Leased          March 1997
Seoul, South Korea   Warehouse                            3,500             Leased          April 1997
Mexico City, Mexico  Administrative Offices,              5,600             Leased          December 1997
                     Warehouse and Distribution

(1) This facility is subject to two leases. The lease for 60,000 square feet of the facility expires in March 1998 and the lease for 30,000 square feet of the facility expires in April 1997.

ITEM 3.  LEGAL PROCEEDINGS.

     L-Tryptophan Litigation. Numerous unrelated manufacturers, distributors, suppliers, importers and retailers of manufactured L-tryptophan are or were defendants in an estimated 2,000 lawsuits brought in federal and state courts seeking compensatory and punitive damages for alleged personal injury from ingestion of products containing manufactured L-tryptophan. The Company has been named in 27 lawsuits, of which 25 have been settled or discontinued through October 1, 1996 and additional suits may be filed. Prior to a request from the FDA in November 1989 for a national, industry-wide recall, the Company halted sales and distribution of, and also ordered a recall of, L-tryptophan products. Subsequently, the FDA indicated that there is a strong epidemiological link between the ingestion of the allegedly contaminated L-tryptophan and a blood disorder known as eosinophilia myalgia syndrome ("EMS"). Investigators at the United States Center for Disease Control suspect that a contaminant was introduced during the manufacture of the product in Japan. While intensive independent investigations are continuing, there has been no indication that EMS was caused by any formulation or manufacturing fault of the Company's supplier or any of the other companies that manufactured tablets or capsules containing L-tryptophan.

     The Company and certain companies in the vitamin industry, including distributors, wholesalers and retailers, have entered into an agreement (the "Indemnification Agreement") with Showa Denko America, Inc. ("SDA"), under which SDA, a United States subsidiary of a Japanese corporation, Showa Denko K.K. ("SDK"), which appears to be the supplier of the apparently contaminated product, has assumed the defense of all claims against the Company arising out of the ingestion of L-tryptophan products and has agreed to pay the legal fees and expenses in that defense. SDA has agreed to indemnify the Company against any judgments and to fund settlements arising out of those actions and claims if it is determined that a cause of the injuries sustained by the plaintiffs was a constituent in the bulk material sold by SDA to the Company or its suppliers, except to the extent that the Company is found to have any part of the responsibility for those injuries and except for certain claims relating to punitive damages. While the Indemnification Agreement remains in effect, the Company and SDA have agreed not to institute litigation against each other relating to claims based upon products containing L-tryptophan. In March 1993, SDK entered into an agreement with the Company to guarantee the payment by its subsidiary, SDA, pursuant to the Indemnification Agreement. However, it should be noted, in attempting to prosecute claims against foreign nationals, complex legal problems arise, such as jurisdiction, service of process, conflict of laws, enforceability of judgments and cultural differences, among others.

     It is the intention of the Company to hold SDA, and if necessary, SDK, responsible for any liabilities and expenses incurred in connection with this litigation, even if the Indemnification Agreement is terminated. SDA has posted a revolving irrevocable letter of credit of $20 million to be used for the benefit of the Company and other indemnified parties if SDA is unable or unwilling to satisfy any claims or judgments. Although the parties have agreed that the letter of credit will be replenished as needed, there can be no assurance that such replenishment will occur or that there will be sufficient funds available for the satisfaction of any and all claims or judgments. The Company has product liability insurance, as does its supplier of L-tryptophan products, which the Company believes provides coverage for all of its L-tryptophan products subject to these claims, including legal defense costs. Due to the multitude of defendants, the probability that some or all of the total liability will be assessed against other defendants and the fact that discovery in these actions is not complete, it is impossible to predict the outcome of these actions or to assess the ultimate financial exposure of the Company. The Company does not believe the outcome of these actions will have a material adverse effect on the Company, and, accordingly, no provision has been made in the Consolidated Financial Statements for any loss that may be incurred by the Company as a result of these actions.

     Hines Litigation. In April 1992, an action was commenced by Patrick J. Hines, on behalf of himself and others similarly situated against the Company, Rexall Showcase and certain of its officers in the United States District Court for the Southern District of Florida (CIV 92-6387). The complaint alleges, among other things, violation of the United States securities laws, RICO and unfair advertising with respect to the operations of Rexall Showcase. Virtually identical lawsuits on behalf of various plaintiffs were filed at approximately the same time against various other direct sales companies by two law firms, including the law firm representing Mr. Hines. The Company and Rexall Showcase filed a motion to dismiss the complaint on numerous grounds, including failure to state a cause of action and violations of the federal civil procedural rules. Such motion was granted in June 1994 and the plaintiff was given leave to file a new complaint, which he did. The allegations in the new complaint are similar to those in the original complaint and include additional claims of violations of various Florida statutes, including those relating to deceptive advertising, business opportunities, franchises and securities. The Company and Rexall Showcase have filed a motion to dismiss the new complaint on numerous grounds, including failure to state a cause of action and violations of the federal rules of civil procedure. Although the Company believes that such lawsuit is without merit, no assurances can be given in this regard. The Company will vigorously defend itself and believes any adverse decision will not have a material adverse impact on the Company or Rexall Showcase.

     Other Litigation. The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to the vote of security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning the executive officers of the Company:


NAME                   AGE                            POSITION
----                   ---  -------------------------------------------------------------
Carl DeSantis.......   57   Chairman of the Board and Chief Executive Officer
Christian Nast......   65   President, Chief Operating Officer and Director
Dean DeSantis.......   34   Senior Vice President-Operations and Director
Damon DeSantis......   32   Executive Vice President, President of Rexall Showcase and
                            Director
Nickolas Palin......   49   Senior Vice President-Sales and Marketing and Director
Geary Cotton........   44   Vice President-Finance, Chief Financial Officer and Treasurer
Richard Werber......   44   Vice President-Legal Affairs, General Counsel and Secretary

     CARL DESANTIS founded the Company in 1976, has served as its Chairman of the Board and Chief Executive Officer since its inception, and served as its President from 1976 to April 1995. Mr. DeSantis has had over 17 years of experience with retail drug store companies, including Super-X Drug Stores and Walgreen Drug Stores. He is the father of Dean DeSantis and Damon DeSantis.

     CHRISTIAN NAST has been President and Chief Operating Officer of the Company since April 1995 and a Director of the Company since October 1993. From December 1989 to April 1995, Mr. Nast was employed by Colgate Palmolive Co. as its executive vice president--North America. Mr. Nast has over 40 years of experience in the consumer products industry with companies such as Bristol-Myers Company, Chesebrough-Ponds, Inc. and the Procter & Gamble Company.

     DEAN DESANTIS has been Senior Vice President- Operations of the Company since June 1989, a Director of the Company since March 1990 and joined the Company in 1985. He is the son of Carl DeSantis and the brother of Damon DeSantis.

     DAMON DESANTIS has been President of Rexall Showcase since January 1993, Executive Vice President and a Director of the Company since July 1988, and was a Vice President of the Company from September 1983, when he joined the Company, until July 1988. He is the son of Carl DeSantis and the brother of Dean DeSantis.

     NICKOLAS PALIN has been Senior Vice President-Sales and Marketing of the Company since August 1989, a Director of the Company since December 1995 and joined the Company in 1984. Prior to 1989 he served as the Company's General Manager-Sales and Administration.

     GEARY COTTON has been Vice President-Finance and Treasurer of the Company since March 1993, Chief Financial Officer of the Company since August 1989, and joined the Company in 1986. Mr. Cotton is a Certified Public Accountant.

     RICHARD WERBER has been Vice President-Legal Affairs and General Counsel of the Company since August 1991 and Secretary of the Company since March 1993. Prior to that, Mr. Werber was a partner in the law firm of Holland & Knight.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock was first quoted and began trading on the Nasdaq National Market on June 18, 1993 under the symbol RXSD.

     Set forth below are the high and low sales prices of the Common Stock as reported on the Nasdaq National Market for the periods indicated, retroactively adjusted to reflect the two-for-one stock split effected on October 28, 1993 and the three-for-two stock split effected on April 4, 1996.

                                       HIGH    LOW
                                      ------  ------
FISCAL YEAR ENDED AUGUST 31, 1995:
First Quarter.....................  $  8.50 $  5.83
Second Quarter....................     8.67    6.25
Third Quarter.....................     7.33    5.50
Fourth Quarter....................    10.75    5.50

FISCAL YEAR ENDED AUGUST 31, 1996:
First Quarter.....................    13.00    9.08
Second Quarter....................    19.00   11.67
Third Quarter.....................    37.00   16.75
Fourth Quarter....................    36.25   21.25

     The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time, as well as such other factors as the Company's Board of Directors may deem relevant. The Company's current line of credit prohibits the payment of any dividends on the Company's Common Stock. The approximate number of record holders of the Common Stock as of October 10, 1996 was 700.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data presented below is derived from the Consolidated Financial Statements. The Consolidated Financial Statements as of and for the years ended August 31, 1992, 1993, 1994, 1995 and 1996 have been audited by Coopers & Lybrand L.L.P., independent accountants. The following information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes and other consolidated financial information included herein.

                                                           FISCAL YEAR ENDED AUGUST 31,
                                                --------------------------------------------------
                                                 1992      1993       1994       1995       1996
                                                -------   -------   --------   --------   --------
                                                      (In thousands, except per share data)
OPERATING DATA:
Net sales.....................................  $74,240   $93,147   $114,119   $149,473   $187,844
Cost of sales.................................   40,238    45,447     54,475     65,032     71,682
                                                -------   -------   --------   --------   --------
  Gross profit................................   34,002    47,700     59,644     84,441    116,162
Selling, general and administrative expenses..   29,301    37,390     47,005     65,825     86,673
                                                -------   -------   --------   --------   --------
  Operating income............................    4,701    10,310     12,639     18,616     29,489
Other income, net.............................       50       810      1,080        588      2,602
                                                -------   -------   --------   --------   --------
Income before income tax provision............    4,751    11,120     13,719     19,204     32,091
                                                -------   -------   --------   --------   --------
Income from continuing operations (pro
  forma)(1)...................................    2,905     7,104      8,572     12,338     20,293
Loss from discontinued operations(2)..........       --        --     (2,377)    (7,976)        --
                                                -------   -------   --------   --------   --------
Net income (pro forma)(1).....................  $ 2,905   $ 7,104   $  6,195   $  4,362   $ 20,293
                                                =======   =======   ========   ========   ========
Income (loss) per share (pro forma)(1):
  Continuing operations.......................    $0.13     $0.31      $0.29      $0.42      $0.66
  Discontinued operations.....................       --        --      (0.08)     (0.27)        --
                                                -------   -------   --------   --------   --------
          Net income per share................    $0.13     $0.31      $0.21      $0.15      $0.66
                                                =======   =======   ========   ========   ========
Weighted average shares outstanding...........   21,942    23,168     29,269     29,497     30,726

                                                                    AUGUST 31,
                                                --------------------------------------------------
                                                 1992      1993       1994       1995       1996
                                                -------   -------   --------   --------   --------
BALANCE SHEET DATA:
Working capital...............................  $ 5,289   $28,771   $ 21,027   $ 29,292   $ 54,133
Total assets..................................   22,194    53,126     61,633     67,351    103,095
Long-term debt, net of current portion........    4,938     1,151        776        448        105
Shareholders' equity..........................    8,273    41,714     48,962     55,038     86,692

---------------

(1) The Company was an S Corporation until June 1993 and accordingly was not subject to corporate income taxes until the termination of its S Corporation status. For fiscal years 1992 and 1993, income from continuing operations, net income, income per share from continuing operations and net income per share have been computed as if the Company was subject to corporate income taxes, based on tax laws in effect during such periods.
(2) Net of tax benefit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes to the Consolidated Financial Statements included herein. Additionally, certain divisional data of the Company is set forth in Item 1 - "Business -- General."

     Revenue from the sale of the Company's products is recognized at the time products are shipped. Net sales are net of all discounts, allowances, returns and credits, and sales to Rexall Showcase's independent distributors are recorded at wholesale prices. Initial costs associated with acquiring sales agreements with certain retail customers are amortized over the term of the relevant agreement and the amortization of such costs is recorded as a reduction in net sales. Approximately 96.2% of the Company's net sales are of products sold under one of the following brand names: Sundown, Rexall Showcase, Rexall, Thompson, SDV and Rexall Managed Care. Sales of private label products accounted for approximately 3.8% of net sales for fiscal 1996.

     Cost of goods sold includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. The majority of the Company's products are in tablet, softgel or two-piece capsule forms. In 1994, the Company initiated manufacturing, beginning with vitamins in tablet form, which resulted in lower costs than outsourcing such manufacturing. Presently, the Company manufactures approximately 90% of its tablet formulations and recently began manufacturing two-piece capsules. The Company does not presently intend to manufacture softgel formulations or other products. The Company's manufacturing facility as currently configured is estimated to be operating at approximately 70% of capacity. However, the Company believes capacity could be doubled by adding additional equipment, personnel and shifts.

     Gross margins are impacted by changes in the relative sales mix among the Company's channels of distribution. In particular, gross margin is positively impacted if sales of Rexall Showcase increase as a percentage of net sales because such products command a higher gross margin. In a related manner, selling, general and administrative expenses as a percentage of net sales are typically higher if sales of Rexall Showcase increase as a percentage of net sales because of the commissions paid to Rexall Showcase's independent distributors. Historically, operating margins from sales to retailers and mail order have been higher than operating margins from Rexall Showcase sales.

     On August 31, 1995, the Company approved a plan to divest Pennex Laboratories, Inc. ("Pennex"), its subsidiary which manufactured and sold OTC pharmaceuticals. The fiscal 1994 and 1995 results of Pennex have been presented as discontinued operations in the Consolidated Financial Statements. See
"-- Discontinued Operations."

     On October 3, 1996 the Company filed a registration statement with the Securities and Exchange Commission in connection with a proposed public offering of 4,000,000 shares of Common Stock. Of those shares, 2,000,000 are being offered by the Company and 2,000,000 are being offered by certain shareholders of the Company. The Company intends to use the net proceeds received from the offering primarily to acquire complementary products, product lines or businesses, to provide working capital and for general corporate purposes.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                              FISCAL YEAR ENDED AUGUST 31,
                                                              -----------------------------
                                                              1994        1995        1996
                                                              -----       -----       -----
    Net sales...............................................  100.0%      100.0%      100.0%
    Cost of sales...........................................   47.7        43.5        38.2
                                                              -----       -----       -----
      Gross profit..........................................   52.3        56.5        61.8
    Selling, general and administrative expenses............   41.2        44.0        46.1
                                                              -----       -----       -----
      Operating income......................................   11.1        12.5        15.7
    Other income, net.......................................    0.9         0.4         1.4
                                                              -----       -----       -----
    Income before income tax provision......................   12.0        12.9        17.1
    Income from continuing operations.......................    7.5%        8.3%       10.8%

  FISCAL YEAR ENDED AUGUST 31, 1996 COMPARED TO FISCAL YEAR ENDED AUGUST 31,
1995

     Net sales for fiscal 1996 were $187.8 million, an increase of $38.4 million or 25.7% over fiscal 1995. Of the $38.4 million increase, sales to retailers accounted for $14.0 million, an increase of 17.4% over fiscal 1995. The increase in sales to retailers was partially attributable to approximately $7.0 million of initial shipments of Sundown products to Wal*Mart and Thrifty-Payless in the second half of fiscal 1996. Net sales of the Company's direct sales subsidiary, Rexall Showcase, increased by $23.9 million, an increase of 45.4% over fiscal 1995. The increase in direct sales was partially due to the commencement of Rexall Showcase's operations in Mexico in February 1996 and South Korea in April 1996. Net sales of the Company's mail order division, SDV, increased by $528,000 or 3.2% over fiscal 1995. The increase in net sales in each division was primarily due to increased unit sales.

     Gross profit for fiscal 1996 was $116.2 million, an increase of $31.7 million or 37.6% over fiscal 1995. As a percentage of net sales, gross margin increased from 56.5% for fiscal 1995 to 61.8% for fiscal 1996. The increase in gross margin was due primarily to an increase in net sales of products with higher margins, related principally to the increased net sales of Rexall Showcase as a percentage of the Company's net sales. The increase was also due, in part, to improved margins as a result of manufacturing efficiencies achieved from higher volume at the Company's vitamin manufacturing facility. The average number of tablets manufactured per month increased from approximately 85 million tablets for fiscal 1995 to approximately 170 million tablets for fiscal 1996.

     Selling, general and administrative expenses for fiscal 1996 were $86.7 million, an increase of $20.8 million or 31.7% over fiscal 1995. As a percentage of net sales, such expenses increased from 44.0% for fiscal 1995 to 46.1% for fiscal 1996, primarily as a result of increased sales of Rexall Showcase as a percentage of the Company's net sales. In addition, selling, general and administrative expenses associated with Rexall Showcase increased due to the commencement of international operations. This increase was partially offset by reductions of other divisions' selling, general and administrative expenses as a percentage of net sales. The reduction in other divisions' selling, general and administrative expenses was due in part to new incentive and cost control programs initiated by management in fiscal 1996.

     Other income, net, increased from $588,000 in fiscal 1995 to $2.6 million in fiscal 1996 as a result of increased interest income, decreased interest expense and increased amounts included in other income. Interest income for fiscal 1996 was $1.3 million, as compared to $119,000 for fiscal 1995. Such increase was primarily a result of investment of the Company's available cash balances, which were higher in fiscal 1996 than fiscal 1995, and interest received in fiscal 1996 from the note receivable related to the sale of Pennex's assets, which interest is at a higher rate than the Company's average rate of return on available cash balances. Interest expense for fiscal 1996 was $40,000 as compared to $424,000 for fiscal 1995 as there were no borrowings under the Company's line of credit in fiscal 1996.

     Income from continuing operations before income tax provision was $32.1 million for fiscal 1996, an increase of $12.9 million or 67.1% over fiscal 1995. As a percentage of net sales, income from continuing operations before income tax provision increased from 12.9% for fiscal 1995 to 17.1% for fiscal 1996.

     Income from continuing operations was $20.3 million for fiscal 1996, an increase of $8.0 million or 64.5% over fiscal 1995. As a percentage of net sales, income from continuing operations increased from 8.3% for fiscal 1995 to 10.8% for fiscal 1996 due to the reasons described above.

  FISCAL YEAR ENDED AUGUST 31, 1995 COMPARED TO FISCAL YEAR ENDED AUGUST 31,
1994

     Net sales for fiscal 1995 were $149.5 million, an increase of $35.4 million or 31.0% over fiscal 1994. Of the $35.4 million increase, sales to retailers accounted for $11.9 million, an increase of 17.4% over fiscal 1994. Included in sales to retailers is $1.7 million of net sales of the Company's Rexall Managed Care division for which there were minimal sales in fiscal 1994. Net sales of Rexall Showcase increased by $23.1 million, an increase of 78.3% over fiscal 1994. Net sales of SDV increased by $375,000 or 2.3% over fiscal 1994. The increase in net sales in each division was primarily due to increased unit sales.

     Gross profit for fiscal 1995 was $84.4 million, an increase of $24.8 million or 41.6% over fiscal 1994. As a percentage of net sales, gross margin increased from 52.3% for the fiscal year ended August 31, 1994 to 56.5% for fiscal 1995. The increase in gross margin was due primarily to an increase in net sales of products with higher margins, related principally to the increased net sales of Rexall Showcase as a percentage of the Company's net sales. In fiscal 1995, the Company achieved a modest increase in gross margin of its other divisions.

     Selling, general and administrative expenses for fiscal 1995 were $65.8 million, an increase of $18.8 million or 40.0% over fiscal 1994. As a percentage of net sales, such expenses increased from 41.2% for the fiscal year ended August 31, 1994 to 44.0% for fiscal 1995, primarily as a result of increased net sales of Rexall Showcase as a percentage of the Company's net sales. While selling, general and administrative expenses in the Company's other business divisions increased in absolute dollars, such expenses declined as a percentage of net sales.

     Other income, net, decreased from $1.1 million in fiscal 1994 to $588,000 in fiscal 1995, primarily as a result of reduced interest income and increased interest expense. Interest income for fiscal 1995 was $119,000, as compared to $361,000 for fiscal 1994. This decrease is a result of the reduction of marketable securities. Interest expense for fiscal 1995 was $424,000 as compared to $109,000 for fiscal 1994. This increase resulted from borrowings under the Company's line of credit.

     Income from continuing operations before income tax provision was $19.2 million for fiscal 1995, an increase of $5.5 million or 40.0% over fiscal 1994. As a percentage of net sales, income from continuing operations before income tax provision increased from 12.0% for fiscal 1994 to 12.9% for fiscal 1995.

     Income from continuing operations was $12.3 million for fiscal 1995, an increase of $3.8 million or 43.9% from fiscal 1994. As a percentage of net sales, income from continuing operations increased from 7.5% for fiscal 1994 to 8.3% for fiscal 1995 due to the reasons described above.

DISCONTINUED OPERATIONS

     On September 30, 1993, Pennex acquired substantially all the assets of Pennex Products Co., Inc., a manufacturer of OTC pharmaceuticals. The assets primarily consisted of a 300,000 square foot manufacturing and distribution facility along with all manufacturing equipment and inventory located on approximately 22 acres in Verona, Pennsylvania. The purchase price was $5.1 million in cash. On August 31, 1995, the Company approved a plan to divest Pennex and the Company's Consolidated Financial Statements for fiscal 1994 and 1995 have been presented to include Pennex's results as discontinued operations. In the fourth quarter of fiscal 1995, the Company recorded an estimated loss on the disposition of Pennex in the amount of $3.7 million, net of the related tax benefit of $2.1 million, for the loss on disposition of the related assets and liabilities of Pennex and other expenses related to the closing of Pennex. This amount included $964,000 for the estimated operating losses of Pennex during the phase-out period. On November 17, 1995, Pennex ceased operations and on February 1, 1996, substantially all the remaining assets of Pennex were sold for $6,495,000. The Company received a $500,000 deposit and a collateralized note for the balance. The terms of such note provide for interest at 12%, payable monthly through March 1996. The rate of interest increased to 18% on April 1, 1996, although interest is currently being paid at 12% with the balance accruing until February 28, 1997, when the entire balance under such note is due in full. The note was assigned from Pennex to the Company as partial consideration for amounts owed to the Company by Pennex. The Company has been recording interest income on the 12% interest paid to the Company.

     As of August 31, 1996, the Company had recorded net assets of discontinued operations of $3.9 million. Assuming full collection of the balance of the collateralized note, the Company expects to record a reduction to the estimated loss on disposition of approximately $1.4 million (net of tax) or $.04 per share, which would be reflected as an adjustment to discontinued operations.

QUARTERLY RESULTS OF OPERATIONS; SEASONALITY

     The following table sets forth certain quarterly financial data for fiscal 1995 and 1996. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results of any future period.

                                                 FISCAL 1995                             FISCAL 1996
                                    -------------------------------------   -------------------------------------
                                     FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                    -------   -------   -------   -------   -------   -------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.........................  $32,105   $37,868   $38,291   $41,209   $40,867   $40,560   $54,781   $51,636
Operating income..................    4,371     5,245     4,133     4,867     5,314     5,932     8,801     9,442
Income from continuing
  operations(1)...................    2,750     3,488     2,965     3,135     3,556     4,074     6,134     6,529
Income per share from continuing
  operations(1)...................    $0.09     $0.12     $0.10     $0.11     $0.12     $0.13     $0.20     $0.21

----------------------

(1) Does not reflect discontinued operations. See "Selected Consolidated Financial Data," "--Discontinued Operations" and Notes to the Consolidated Financial Statements.

    The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $54.1 million as of August 31, 1996, compared to $29.3 million as of August 31, 1995. This increase was principally the result of increased cash and cash equivalents, marketable securities, inventory and trade accounts receivable due to higher sales in fiscal 1996 compared to fiscal 1995.

     Net cash provided by operating activities for fiscal 1996 was $19.6 million compared to $4.3 million for fiscal 1995. Net cash provided by operating activities increased primarily due to increased net income, decreases in net assets of discontinued operations and recognition of deferred income taxes, partially offset by increases in accounts receivable and inventory. Net cash used in investing activities was $13.5 million for fiscal 1996 compared to $5.1 million for fiscal 1995. Net cash used in investing activities, including $5.4 million used for capital expenditures, increased primarily due to the purchase of marketable securities in fiscal 1996. Net cash provided by financing activities was $6.2 million for fiscal 1996 compared to $123,000 for fiscal 1995. The Company's cash flow from financing activities for fiscal 1996 of $6.2 million reflects $6.5 million received for the exercise of options to purchase Common Stock partially offset by debt payments.

     The Company presently has a line of credit with a financial institution in the amount of $10 million, under which there were no borrowings in fiscal 1996. The Company believes that the net proceeds to the Company from this offering, its existing cash balances, internally generated funds from operations and its available bank line of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the purchase and maintenance of inventory and the financing of the Company's accounts receivable, and anticipated capital expenditures for the next fiscal year. Capital expenditures for fiscal 1997 are anticipated to be approximately $11 million, including approximately $6 million for upgrades to the Company's information systems and the majority of the balance for manufacturing equipment.

INFLATION

     Inflation has not had a significant impact on the Company in the past three years nor is it expected to have a significant impact in the foreseeable future.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted by the Company until fiscal 1997, include Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock Based Compensation."

     SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This pronouncement is not expected to have a material impact on the financial statements of the Company.

     SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS No. 123, although the impact of such disclosure has not been determined.

FORWARD LOOKING STATEMENTS

This Report contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, government regulation, managing and maintaining growth, the effect of adverse publicity, reliance on independent distributors of Rexall Showcase, the centralized location of the Company's manufacturing operations, availability of raw materials, risks associated with international operations, competition, product liability claims, volatility of stock price and those factors described in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary data for the Company are on the following pages F-1 through F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................  F-2
Consolidated Balance Sheets...........................................................  F-3
Consolidated Statements of Operations.................................................  F-4
Consolidated Statements of Shareholders' Equity.......................................  F-5
Consolidated Statements of Cash Flows.................................................  F-6
Notes to Consolidated Financial Statements............................................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors
Rexall Sundown, Inc.
Boca Raton, Florida

We have audited the consolidated financial statements and financial statement schedule of Rexall Sundown, Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexall Sundown, Inc. and subsidiaries as of August 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.

Fort Lauderdale, Florida
October 4, 1996

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               AUGUST 31,
                                                                          --------------------
                                                                           1995         1996
                                                                          -------     --------
                                            ASSETS
Current assets:
  Cash and cash equivalents.............................................  $ 1,154     $ 13,450
  Restricted cash.......................................................       --          278
  Marketable securities.................................................       --        7,988
  Trade accounts receivable, net of allowance for doubtful accounts of
     $78 at August 31, 1995 and 1996....................................    6,957       11,410
  Inventory.............................................................   20,512       28,179
  Prepaid expenses and other current assets.............................    4,526        5,018
  Net current assets of discontinued operations.........................    8,008        3,855
                                                                          -------     --------
          Total current assets..........................................   41,157       70,178
Property, plant and equipment, net......................................   21,489       24,078
Other assets............................................................    4,705        8,839
                                                                          -------     --------
          Total assets..................................................  $67,351     $103,095
                                                                          =======     ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................  $ 5,592     $  5,599
  Accrued expenses and other current liabilities........................    5,941       10,100
  Current portion of long-term debt.....................................      332          346
                                                                          -------     --------
          Total current liabilities.....................................   11,865       16,045
Long-term debt..........................................................      448          105
Other liabilities.......................................................       --          253
                                                                          -------     --------
          Total liabilities.............................................   12,313       16,403
                                                                          -------     --------
Commitments and contingencies (Note 15)

Shareholders' equity:
  Preferred stock, $0.01 par value; authorized 5,000,000 shares, no
     shares outstanding.................................................       --           --
  Common stock, $0.01 par value; authorized 100,000,000 shares, shares
     issued: 29,416,050 and 30,660,128, respectively....................      196          307
  Capital in excess of par value........................................   42,192       53,563
  Retained earnings.....................................................   12,650       32,943
  Cumulative translation adjustment.....................................       --         (121)
                                                                          -------     --------
          Total shareholders' equity....................................   55,038       86,692
                                                                          -------     --------
          Total liabilities and shareholders' equity....................  $67,351     $103,095
                                                                          =======     ========

                             See accompanying notes

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    YEARS ENDED AUGUST 31,
                                                             ------------------------------------
                                                                1994         1995         1996
                                                             ----------   ----------   ----------
Net sales..................................................  $  114,119   $  149,473   $  187,844
Cost of sales..............................................      54,475       65,032       71,682
                                                             ----------   ----------   ----------
          Gross profit.....................................      59,644       84,441      116,162
Selling, general and administrative expenses...............      47,005       65,825       86,673
                                                             ----------   ----------   ----------
          Operating income.................................      12,639       18,616       29,489
Other income (expense):
  Interest income..........................................         361          119        1,251
  Interest expense.........................................        (109)        (424)         (40)
  Other income.............................................         849          938        1,391
  Minority interests in income of consolidated
     subsidiary............................................         (21)         (45)          --
                                                             ----------   ----------   ----------
Income before income tax provision.........................      13,719       19,204       32,091
Income tax provision.......................................       5,147        6,866       11,798
                                                             ----------   ----------   ----------
Income from continuing operations..........................       8,572       12,338       20,293
Discontinued operations:
  Loss from discontinued operations (net of tax benefit of
     $1,302 and $2,425 in 1994 and 1995, respectively).....      (2,377)      (4,278)          --
  Loss on disposal of discontinued operations including a
     provision of $964 for operating losses during the
     phase-out period (net of tax benefit of $2,057).......          --       (3,698)          --
                                                             ----------   ----------   ----------
Net income.................................................  $    6,195   $    4,362   $   20,293
                                                             ==========   ==========   ==========
Income (loss) per share:
  Continuing operations....................................  $      .29   $      .42   $      .66
  Discontinued operations..................................        (.08)        (.15)          --
  Disposal of discontinued operations......................          --         (.12)          --
                                                             ----------   ----------   ----------
          Net income per share.............................  $      .21   $      .15   $      .66
                                                             ==========   ==========   ==========
Weighted average common shares outstanding.................  29,268,633   29,497,166   30,726,232

                             See accompanying notes

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                CAPITAL
                                                                  IN                  CUMULATIVE
                                         NUMBER OF    COMMON   EXCESS OF   RETAINED   TRANSLATION
                                           SHARES     STOCK    PAR VALUE   EARNINGS   ADJUSTMENT
                                         ----------   ------   ---------   --------   -----------
Balance at August 31, 1993.............  19,312,000    $193    $ 39,428    $ 2,093      $    --
  Net income...........................         --       --          --      6,195           --
  Exercise of stock options............     118,000       1         653         --           --
  Tax benefit from exercise of
     options...........................         --       --         399         --           --
                                         ----------    ----    --------    -------      -------
Balance at August 31, 1994.............  19,430,000     194      40,480      8,288           --
  Net income...........................         --       --          --      4,362           --
  Exercise of stock options............      80,500       1         428         --           --
  Tax benefit from exercise of
     options...........................         --       --         285         --           --
  Issuance of shares for non-compete
     agreement.........................     100,200       1         999         --           --
                                         ----------    ----    --------    -------      -------
Balance at August 31, 1995.............  19,610,700     196      42,192     12,650           --
  Net income...........................         --       --          --     20,293           --
  Exercise of stock options............   1,244,078      13       6,469         --           --
  Tax benefit from exercise of
     options...........................         --       --       5,000         --           --
  Three-for-two common stock split.....   9,805,350      98         (98)        --           --
  Cumulative translation adjustment....         --       --          --         --         (121)
                                         ----------    ----    --------    -------      -------
Balance at August 31, 1996.............  30,660,128    $307    $ 53,563    $32,943      $  (121)
                                         ==========    ====    ========    =======      =======

                             See accompanying notes

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               YEARS ENDED AUGUST 31,
                                                                           ------------------------------
                                                                             1994       1995       1996
                                                                           --------   --------   --------
Cash flows provided by (used in) operating activities:
  Net income.............................................................  $  6,195   $  4,362   $ 20,293
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation.........................................................     1,161      2,400      2,797
    Amortization.........................................................       346        400      1,202
    Loss (gain) on sale of property and equipment........................        93        158        (18)
    Minority interest....................................................        21         45         --
    Deferred income taxes................................................       (75)    (1,789)     2,076
    Foreign exchange translation adjustment..............................        --         --       (121)
    Changes in assets and liabilities:
      Trade accounts receivable..........................................      (307)    (1,276)    (4,453)
      Inventory..........................................................    (5,641)    (3,063)    (7,667)
      Prepaid expenses and other current assets..........................      (986)       102     (2,546)
      Other assets.......................................................     1,043         85     (5,501)
      Accounts payable...................................................     2,338     (2,523)         7
      Accrued expenses and other current liabilities.....................       (86)     2,493      9,137
      Income taxes payable...............................................      (918)        --         --
      Other liabilities..................................................        22        (22)       253
      Discontinued operations -- non-cash charges and changes in assets
       and liabilities...................................................    (4,199)     2,923      4,153
                                                                           --------   --------   --------
         Net cash provided by (used in) operating activities.............      (993)     4,295     19,612
                                                                           --------   --------   --------
Cash flows provided by (used in) investing activities:
  Acquisition of assets of Pennex Products Co., Inc......................    (4,324)        --         --
  Purchase of marketable securities......................................   (23,335)        --     (5,988)
  Proceeds from sale of marketable securities............................    41,443         12         --
  Acquisition of property, plant and equipment...........................   (10,491)    (3,590)    (5,391)
  Acquisition of computer software.......................................        --       (409)    (1,835)
  Proceeds from sale of property, plant and equipment....................        32          5         23
  Investing activities of discontinued operations........................    (1,247)    (1,160)        --
  Other..................................................................        --         --       (278)
                                                                           --------   --------   --------
         Net cash provided by (used in) investing activities.............     2,078     (5,142)   (13,469)
                                                                           --------   --------   --------
Cash flows provided by (used in) financing activities:
  Proceeds from bank line of credit......................................        --     10,500         --
  Payments on bank line of credit........................................        --    (10,500)        --
  Principal payments on long-term debt...................................      (380)      (306)      (329)
  Principal payments under capital lease obligations.....................       (95)        --         --
  Exercise of options to purchase common stock...........................       655        429      6,482
                                                                           --------   --------   --------
         Net cash provided by financing activities.......................       180        123      6,153
                                                                           --------   --------   --------
  Net increase (decrease) in cash and cash equivalents...................     1,265       (724)    12,296
  Cash and cash equivalents at beginning of period.......................       613      1,878      1,154
                                                                           --------   --------   --------
  Cash and cash equivalents at end of period.............................  $  1,878   $  1,154   $ 13,450
                                                                           ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest...............................................................  $    109   $    403   $     42
                                                                           ========   ========   ========
  Income taxes...........................................................  $  4,838   $  3,495   $  3,725
                                                                           ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:

On September 30, 1993, the Company acquired substantially all of the assets and assumed certain liabilities of Pennex Products Co., Inc. (see Note 14) as follows:

Assets acquired..................................  $  7,372
Cash paid (including advances under debtor-
 in-possession financing in fiscal 1993).........    (5,115)
                                                   --------
Liabilities assumed..............................  $  2,257
                                                   ========

                             See accompanying notes

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. DESCRIPTION OF BUSINESS

BUSINESS

     Rexall Sundown, Inc. (the "Company") develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products through three channels of distribution: sales to retailers; direct sales through independent distributors; and mail order sales.

     The Company's wholly-owned operating subsidiary, Rexall Showcase International, Inc. ("Rexall Showcase") markets and distributes health and wellness products under the Rexall Showcase tradename through a sales force of independent distributors. On August 31, 1995, the Company purchased the 1% minority interest of Rexall Showcase, which was owned by the Company's Chairman of the Board and Chief Executive Officer. Rexall Showcase formed two foreign subsidiaries located in Mexico and South Korea in order to conduct business operations in such foreign countries. The Company still owns the stock of Pennex Laboratories, Inc., now known as RSL Holdings, Inc. ("Pennex"), for which operations have been discontinued. Pennex manufactured and distributed over-the-counter ("OTC") pharmaceuticals and health and beauty care products and is presented as discontinued operations (see Note 14).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the 1996 presentation.

MARKETABLE SECURITIES

     As of August 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, marketable securities are classified in three categories and accounted for as follows: (1) held-to-maturity securities are debt securities, which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost; (2) trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from current earnings and reported in a separate component of shareholders' equity.

     Marketable securities consist primarily of government debt instruments and are classified as available-for-sale securities. Gains and losses realized on the sale of marketable securities are determined using the specific identification method. At August 31, 1995 and 1996 the fair value of the securities approximated cost.

INVENTORY

     Inventories are stated at the lower of cost (first-in, first-out basis) or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is charged to expense over the estimated useful lives of the assets and is computed principally using accelerated methods. Maintenance and repairs are charged to expense when incurred and betterments are capitalized. Upon

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED retirement or sale, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss, if any, is included in the determination of net income.

INTANGIBLE ASSETS

     Intangible assets, which are included in other assets (non-current), are stated at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from three to fourteen years.

CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

RESTRICTED CASH

     Restricted cash consists of funds held in South Korea by the local government to ensure that funds are available to satisfy customer demands for refunds. Deposits of 10% of sales are made monthly and monies are refunded three months after the date of deposit.

INCOME TAXES

     The Company utilizes the liability method of accounting for deferred income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers.

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment, and such revenue is recorded net of estimated sales returns, discounts and allowances.

PREPAID CUSTOMER ALLOWANCES

     Costs associated with acquiring sales agreements with certain customers are amortized over the terms of the agreements. These costs consist of the cost of inventory provided at no charge and other allowances and are included in other assets (both current and non-current). The amortization of these costs is recorded as a reduction of net sales.

ADVERTISING AND CATALOG COSTS

     Advertising and mail order catalog costs are expensed as incurred.

RESERVE FOR ESTIMATED CHARGEBACKS

     The Company's Rexall Managed Care division, which began operations in fiscal 1995, markets and distributes vitamins, nutritional supplements and OTC pharmaceuticals to the managed care market. The Company enters into contracts to provide such products to various managed care providers who purchase the

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED products through wholesalers. The difference between the Company's price to the wholesaler and the Company's contract price to the providers is charged back to the Company by the wholesaler. Upon sale to the wholesaler, the Company provides for a reserve of estimated future chargebacks.

FOREIGN CURRENCY TRANSLATION

     The financial statements and transactions of the Company's foreign operations (which began operations in February 1996) are maintained in their functional currency and translated into United States dollars in accordance with SFAS No. 52. Assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating financial statements into United States dollars, are accumulated in a separate component of shareholders' equity.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME PER SHARE

     Net income per share of common stock (the "Common Stock"), $.01 par value, of the Company is calculated by dividing net income by weighted average shares of Common Stock outstanding, giving effect to Common Stock equivalents (Common Stock options).

NEW ACCOUNTING STANDARDS

     Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted by the Company until fiscal 1997, include SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " and SFAS No. 123, "Accounting for Stock Based Compensation."

     SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This pronouncement is not expected to have a material impact on the financial statements of the Company.

     SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS No. 123, although the impact of such disclosure has not been determined.

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. INVENTORY

     The components of inventory are as follows:


                                                               AUGUST 31,
                                                           -------------------
                                                             1995        1996
                                                           -------     -------
    Raw materials........................................  $ 8,376     $11,609
    Work in process......................................    1,117       1,732
    Finished products....................................   11,019      14,838
                                                           -------     -------
              Total inventory............................  $20,512     $28,179
                                                           =======     =======

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is comprised of:

                                                               AUGUST 31,
                                                           -------------------
                                                            1995        1996
                                                           -------     -------
    Land.................................................  $ 2,022     $ 2,022
    Buildings and improvements...........................   13,894      14,064
    Machinery and equipment..............................   10,112      14,479
    Leasehold improvements...............................      251         506
    Furniture and fixtures...............................    1,128       1,508
    Other assets.........................................       21         212
                                                           -------     -------
                                                            27,428      32,791
      Less accumulated depreciation and amortization.....   (5,939)     (8,713)
                                                           -------     -------
              Property, plant and equipment, net.........  $21,489     $24,078
                                                           =======     =======

5. OTHER ASSETS

     Other assets consist of the following:

                                                     AUGUST 31,
                                                 ------------------      USEFUL
                                                  1995       1996        LIVES
                                                 ------     -------   ------------
    Intangible assets:
      Non-compete agreement.....................  $ 1,000     $ 1,000     5 years
      License and registration fees.............      170         170     5 years
      Organizational costs......................       --         450     3 years
      Computer software.........................      622       2,457     5 years
      Trademarks................................      224         224   10-14 years
      Purchased technology......................      500          --
      Patents...................................       --       1,500    10.5 years
    Other securities............................    2,000         150
    Prepaid customer allowances.................      573       3,121
    Other.......................................      184       1,042
                                                   ------     -------
                                                    5,273      10,114
      Less accumulated amortization.............     (568)     (1,275)
                                                   ------      ------
              Total other assets................  $ 4,705     $ 8,839
                                                  =======     =======

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities is comprised of the following:

                                                                            AUGUST 31,
                                                                        ------------------
                                                                         1995       1996
                                                                        ------     -------
    Accrued customer rebates..........................................  $  542     $ 2,166
    Reserve for estimated chargebacks.................................     894         460
    Accrued commissions...............................................   2,461       2,823
    Accrued salaries and bonuses......................................     844       2,099
    Income taxes......................................................      --         823
    Other.............................................................   1,200       1,729
                                                                        ------     -------
              Total accrued expenses and other current liabilities....  $5,941     $10,100
                                                                        ======     =======

7. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

     Long-term debt consists of the following:

                                                                            AUGUST 31,
                                                                        ------------------
                                                                         1995        1996
                                                                        ------     -------
    Non-compete agreement, non-interest bearing net of discount imputed at 8%, of $67 and $23 at August 31, 1995 and 1996, respectively, maturing in January 1998, guaranteed by the
      Company's Chief Executive Officer...............................  $  650     $   403
    $650 promissory note, interest at 9%, maturing in April 1997......     130          48
                                                                          ----        ----
                                                                           780         451
         Less current portion.........................................     332         346
                                                                          ----        ----
              Total long-term debt....................................  $  448     $   105
                                                                        ======     =======

     On September 7, 1994, the Company entered into a revolving line of credit with a financial institution that provides for borrowings up to $10 million, subject to annual extensions. The revolving line of credit was renewed on September 7, 1995 and was extended for ninety days on September 7, 1996. Borrowings under the line of credit bear interest at the prime rate. The line of credit is collateralized by accounts receivable and inventory and is subject to compliance with certain financial covenants and ratios, including a minimum tangible net worth. There were no amounts outstanding under this revolving line of credit at August 31, 1996.

8. LEASE OBLIGATIONS

     The Company leases certain equipment, automobiles and warehouse and distribution facilities under noncancelable operating leases. The leases provide for monthly payments over terms of one to five years and certain of the leases provide for renewal options. Total rent expense on all operating leases amounted to approximately $651, $552 and $905 for the years ended August 31, 1994, 1995 and 1996, respectively.

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. LEASE OBLIGATIONS, CONTINUED

     The future minimum lease payments under noncancelable operating leases at August 31, 1996 are as follows:

        FISCAL YEAR
        -----------
          1997..............................................................  $1,179
          1998..............................................................     677
          1999..............................................................     353
                                                                               -----
                    Total...................................................  $2,209
                                                                               =====

9. BENEFIT PLANS

     The Company offers a 401(k) employee benefit plan (the "Plan"), which provides for voluntary contributions by employees of up to 20% of their base compensation (as defined in the Plan), subject to a maximum annual contribution. The Company may, at the discretion of the Board of Directors, make a contribution to the Plan. The Company contributed approximately $128, $158 and $159 during fiscal 1994, 1995 and 1996, respectively.

     In March 1993, the Board of Directors and shareholders adopted the Company's 1993 Employee Stock Purchase Plan (the "1993 Stock Purchase Plan"). The 1993 Stock Purchase Plan enables participants to contribute cash in an amount not to exceed 10% of salary per relevant pay period. Such funds are used to periodically purchase shares of Common Stock for the account of each of the participants in the 1993 Stock Purchase Plan at 90% of the market price of the Common Stock. The Company has reserved 750,000 shares of Common Stock for issuance under the 1993 Stock Purchase Plan and may issue such shares or purchase additional shares of Common Stock in the open market. For the years ended August 31, 1995 and 1996, participants purchased 11,064 and 4,431 shares in the open market at an average purchase price of $7.40 and $18.14 per share, respectively.

     In February 1996, the Board of Directors adopted the Company's 1996 Rexall Showcase International Distributor Stock Purchase Plan (the "1996 Distributor Stock Purchase Plan"). The 1996 Distributor Stock Purchase Plan enables participants to contribute cash in an amount not to exceed 10% of a participant's monthly commission check. Such funds are used to periodically purchase shares of Common Stock for the account of each of the participants in the 1996 Distributor Stock Purchase Plan at either 95% or 100% of the market price of the Common Stock, depending on a participant's level of achievement in Rexall Showcase. The Company has reserved 750,000 shares of Common Stock for issuance under the 1996 Distributor Stock Purchase Plan and may issue such shares or purchase additional shares of Common Stock in the open market for participants. For the year ended August 31, 1996, participants purchased 1,157 shares of Common Stock in the open market at an average purchase price of $32.50 per share.

10. COMMON STOCK TRANSACTIONS

     On October 5, 1993, the Board of Directors declared a 2-for-1 split of the Common Stock which was effected in the form of a stock dividend. The stock dividend was paid on October 28, 1993 to shareholders of record as of October 18, 1993.

     On March 14, 1996, the Board of Directors declared a 3-for-2 split of the Common Stock which was effected in the form of a stock dividend. The stock dividend was paid on April 4, 1996 to shareholders of record as of March 25, 1996.

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. COMMON STOCK TRANSACTIONS, CONTINUED

     All references to the number of shares of Common Stock, except shares authorized, and to per share data in the consolidated financial statements have been adjusted to reflect the stock splits on a retroactive basis.

11. STOCK OPTIONS

     In March 1993, the Board of Directors and shareholders adopted the Company's 1993 Stock Incentive Plan (the "1993 Plan") for executives and other key personnel. The 1993 Plan is administered by the Compensation/Stock Option Committee of the Board of Directors of the Company. Under the 1993 Plan, all options are to have an exercise price equal to the fair market value at the date of grant. In February 1995, the Board of Directors amended the 1993 Plan to increase the number of shares of Common Stock of the Company available thereunder to a total of 4,500,000 shares, which amendment was approved by the Company's shareholders in February 1996. Of the stock options granted, substantially all are for a term of five to ten years. During fiscal 1995 and 1996, the Company realized a tax benefit of $286 and $5,000, respectively, related to the exercise of stock options.

     In March 1993, the Board of Directors and shareholders adopted the Company's 1993 Non-Employee Director Stock Option Plan (the "1993 Director Plan"). The maximum number of shares of Common Stock available for issuance under the 1993 Director Plan is 60,000 shares.

     In July 1994, the Board of Directors adopted the Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Director Plan"), which was approved by the Company's shareholders in February 1995. The maximum number of shares of Common Stock available for issuance under the 1994 Director Plan is 150,000 shares.

     As of August 31, 1996, stock options to purchase 927,900 shares of Common Stock had been granted outside of any Company plan and have an exercise price equal to fair market value at date of grant. Substantially all of these options are for a term of five to seven years.

     In February 1996, the Board of Directors adopted the Company's 1996 Rexall Showcase International Distributor Stock Option Plan (the "1996 Distributor Plan"). The 1996 Distributor Plan provides for the granting of stock options to eligible distributors upon attainment of specified conditions at an exercise price not less than the fair market value on the date of grant. The maximum number of shares of Common Stock available under the 1996 Distributor Plan is 750,000 shares. Options granted under the 1996 Distributor Plan will be for a term of five years. As of August 31, 1996, no options have been granted under the 1996 Distributor Plan.

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. STOCK OPTIONS, CONTINUED

     Information with regard to the stock options is as follows:

                                                                SHARES
                                      -----------------------------------------------------------
                                                    1993        1994
                                        1993      DIRECTOR    DIRECTOR     OTHER     OPTION PRICE
                                        PLAN        PLAN        PLAN      OPTIONS       RANGE
                                      ---------   ---------   ---------   --------   ------------
    Outstanding at August 31,
      1993..........................  1,134,000     15,000          --     441,000
      Granted.......................    595,800         --      15,000     419,400   $5.42-$14.17
      Cancelled.....................     (7,200)        --          --          --   $3.17-$4.67
      Exercised.....................   (135,000)        --          --     (42,000)  $3.17-$4.67
                                      ---------   --------      ------      ------
    Outstanding at August 31,
      1994..........................  1,587,600     15,000      15,000     818,400
      Granted.......................  1,246,875         --      22,500     101,250   $5.67-$8.25
      Cancelled.....................   (352,800)    (7,500)     (6,000)         --   $3.17-$14.17
      Exercised.....................    (59,250)        --      (1,500)    (60,000)  $3.17-$6.33
                                      ---------   --------      ------      ------
    Outstanding at August 31,
      1995..........................  2,422,425      7,500      30,000     859,650
      Granted.......................    936,451         --      22,500     112,500   $9.50-$30.00
      Cancelled.....................   (262,650)        --          --    (146,250)  $3.17-$14.50
      Exercised.....................   (722,678)    (1,000)         --    (520,400)  $3.17-$11.42
                                      ---------   --------      ------      ------
    Outstanding at August 31,
      1996..........................  2,373,548      6,500      52,500     305,500   $3.17-$30.00
                                      =========   ========      ======      ======
    Options currently exercisable...    678,318      3,500       9,000     184,300
                                      =========   ========      ======      ======
    Options available for grant at
      August 31, 1996...............  1,206,524     52,500      96,000          --
                                      =========   ========      ======      ======

12. SALES TO A MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

     The Company had sales to Phar-Mor, Inc., a national retailer, which represented approximately 17%, 11% and 5% of net sales for the years ended August 31, 1994, 1995 and 1996, respectively. Trade accounts receivable from this customer amounted to approximately $63 and $975 at August 31, 1995 and 1996, respectively.

     The Company sells products to a large number of customers, which are primarily in the United States. The Company continuously evaluates the creditworthiness of each customer's financial condition and generally does not require collateral.

     Financial instruments that potentially subject the Company to concentration of credit risk are cash, marketable securities and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions.

     Marketable securities consist primarily of United States Government securities with high credit quality financial institutions.

13. INCOME TAXES

     The Company files a consolidated United States income tax return with its domestic subsidiaries. For state income tax purposes the Company and its subsidiaries file on both a consolidated and separate return basis in the states in which they do business. Rexall Showcase's subsidiaries in Mexico and South Korea file income tax returns in their respective countries of incorporation.

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. INCOME TAXES, CONTINUED

     Deferred income taxes as of August 31, 1996 relate primarily to the reserve for loss on disposition of discontinued operations which is deductible when realized, amortization of a non-compete agreement which is deductible when paid, inventory and accounts receivable reserves and book depreciation versus tax depreciation.

     The following reflects the income tax provision (benefit) the Company incurred for the fiscal years ended August 31, 1994, 1995 and 1996:

                                                                    FISCAL YEAR ENDED AUGUST 31,
                                                                    ----------------------------
                                                                      1994     1995      1996
                                                                     ------   -------   -------
Current:
  Federal..........................................................  $3,588   $ 3,866   $ 8,871
  State............................................................     332       307       776
  Foreign..........................................................      --        --        60
                                                                     ------   -------   -------
                                                                      3,920     4,173     9,707
                                                                     ------   -------   -------
Deferred:
  Federal..........................................................     (54)   (1,657)    1,921
  State............................................................     (21)     (132)      153
  Foreign..........................................................      --        --        17
                                                                     ------   -------   -------
                                                                        (75)   (1,789)    2,091
                                                                     ------   -------   -------
          Total income tax provision...............................  $3,845   $ 2,384   $11,798
                                                                     ======   =======   =======

     The following summarizes the total income tax provisions for each of the years ended August 31, 1994, 1995 and 1996:

                                                                     1994      1995      1996
                                                                    -------   -------   -------
Continuing operations.............................................  $ 5,147   $ 6,866   $11,798
Discontinued operations...........................................   (1,302)   (2,425)       --
Loss on disposal of discontinued operations.......................       --    (2,057)       --
                                                                     ------    ------   -------
                                                                    $ 3,845   $ 2,384   $11,798
                                                                     ======    ======   =======

     The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate as of August 31, 1994, 1995 and 1996:

                                                                      1994     1995      1996
                                                                     ------   -------   -------
Income tax provision, at 35%.......................................  $3,514   $ 2,360   $11,288
Statutory federal surtax exemption.................................    (100)      (66)       --
State income tax, net of federal benefit...........................     275       177       624
Non-deductible expenses............................................      30        54        83
Other, net.........................................................     126      (141)     (197)
                                                                     ------    ------   -------
          Total income tax provision...............................  $3,845   $ 2,384   $11,798
                                                                     ======    ======   =======

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. INCOME TAXES, CONTINUED

     The significant components of the deferred tax assets and liabilities at August 31, 1994, 1995 and 1996 are as follows:

                                                                     1994    1995    1996
                                                                     ----   ------   -----
    Deferred income tax assets:
      Loss on disposition of discontinued operations...............  $ --   $2,057   $ 185
      Non-compete amortization.....................................   302      238     149
      Accounts receivable reserves.................................   112      135      66
      Net operating losses.........................................    --       --     269
      Other........................................................    38       11     102
      Valuation allowance..........................................    --       --    (269)
                                                                     -----  ------  ------
                                                                        -                -

                                                                      452    2,441     502
                                                                     -----  ------  ------
                                                                        -                -

    Deferred income tax liabilities:
      Depreciation.................................................    --      387     527
      Foreign......................................................    --       --      17
                                                                     -----  ------  ------
                                                                        -                -

                                                                       --      387     544
                                                                     -----  ------  ------
                                                                        -                -

                                                                     $452   $2,054   $ (42)
                                                                     ====== ======   =======

     The financial reporting bases of investments in certain foreign subsidiaries is less than their tax bases. In accordance with SFAS No. 109, a deferred tax liability is not recorded for the difference because the investments are essentially permanent. A reversal of the Company's plans to permanently invest in these operations would cause the excess to become deductible. On August 31, 1996, these temporary differences were approximately $161. A determination of the amount of unrecognized deferred tax asset related to these investments is not practicable.

     On August 31, 1996, the Company had state and foreign net operating losses of $3,679 and $469, respectively, expiring in 1998 and 2006, respectively.


14. DISCONTINUED OPERATIONS

     On August 31, 1995, the Company's Board of Directors approved a plan to divest Pennex. Accordingly, the Company recorded a reserve in its fiscal 1995 fourth quarter in the amount of $3,698, net of tax benefit of $2,057, to provide for the loss on disposition of the related assets and liabilities of Pennex and other expenses related to the closing of the business. The $3,698 reserve included approximately $964 (net of tax benefit), for estimated operating losses during the phase-out period subsequent to August 31, 1995. On November 17, 1995, Pennex ceased operations.

     The consolidated financial statements and related footnotes of the Company have been reclassified to report separately the net assets and operating results of Pennex as discontinued operations for all periods since the Company acquired Pennex on September 30, 1993.

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. DISCONTINUED OPERATIONS, CONTINUED

     Net assets of Pennex, which are presented as net amounts in the Company's consolidated balance sheets at August 31, 1995 and 1996, were as follows:

                                                                         1995        1996
                                                                        -------     ------
    Current assets....................................................  $10,570     $   76
    Property, plant and equipment, net (under contract for sale in
      1996)...........................................................    4,324      3,948
    Other assets......................................................    1,005        133
                                                                        --------    -------
              Total assets............................................   15,899      4,157
                                                                        --------    -------
    Current liabilities...............................................    2,137         39
    Reserve for loss on disposition...................................    5,754        263
    Other liabilities.................................................       --         --
                                                                        --------    -------
              Total liabilities.......................................    7,891        302
                                                                        --------    -------
    Net assets of discontinued operations.............................  $ 8,008     $3,855
                                                                        ========    =======

     The results of discontinued operations for the fiscal year ended August 31, 1994 and 1995 were as follows:

                                                                        1994        1995
                                                                       -------     -------
    Net sales........................................................  $12,307     $18,933
                                                                       =======     =======
    Loss from discontinued operations before income tax..............  $(3,679)    $(6,704)
    Income tax benefit...............................................    1,302       2,425
                                                                       -------     -------
    Net loss from discontinued operations............................  $(2,377)    $(4,279)
                                                                       =======     =======
    Loss on disposal, net of tax benefit of $2,057...................  $    --     $(3,698)
                                                                       =======     =======

     On February 1, 1996, substantially all the remaining assets of Pennex were sold for $6,495. The Company received a $500 deposit and a collateralized note for the balance. The terms of such note provide for interest at 12%, payable monthly through March 29, 1996. The rate of interest increased to 18% on April 1, 1996, although interest is being paid at 12% with the balance accruing until February 28, 1997, when the note is due in full. The note was assigned from Pennex to the Company as partial consideration for amounts owed to the Company by Pennex. The Company has been recording interest income on the 12% interest paid to the Company.

     Assuming full collection of the balance of the collateralized note, the Company expects to record a reduction to the estimated loss on disposition of approximately $1,400 (net of tax), or $.04 per share, which would be reflected as an adjustment to discontinued operations.

15. COMMITMENTS AND CONTINGENCIES

     In fiscal 1995, the Company renewed employment contracts with certain Company executives all of which are for three-year terms and entered into an employment contract with its new President which has a three year, four month term. The agreements provide for current minimum annual salaries in the aggregate of $1.6 million, adjusted annually for cost-of-living changes.

     The Company has been named in 27 lawsuits, of which 25 have been settled or discontinued, relating to the manufacture of L-tryptophan. These lawsuits seek or have sought compensation and damages for alleged personal injury from ingestion of products containing allegedly contaminated L-tryptophan. The Company has entered into an agreement with the apparent supplier of all the alleged contaminated

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. COMMITMENTS AND CONTINGENCIES, CONTINUED

L-tryptophan products pursuant to which such supplier has agreed to indemnify the Company against any judgment and to fund settlements arising out of those claims in certain circumstances, as well as to pay the legal fees and expenses of the defense. Based upon such indemnification arrangements, the Company's product liability insurance and the product liability insurance of the Company's supplier, the Company does not believe that any adverse decision will have a material adverse effect on the Company and, accordingly, no provision has been made in the financial statements for any loss that may result to the Company as a result of these actions.

     The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

16. SUBSEQUENT EVENT

     On October 3, 1996 the Company filed a registration statement with the Securities and Exchange Commission in connection with a proposed public offering of 4,000,000 shares of Common Stock. Of those shares, 2,000,000 are being offered by the Company and 2,000,000 are being offered by certain shareholders of the Company. The Company intends to use the net proceeds received from the offering primarily to acquire complementary products, product lines or businesses, to provide working capital and for general corporate purposes.

17. CONDENSED INTERIM FINANCIAL DATA (UNAUDITED)

                                                             FIRST    SECOND     THIRD    FOURTH
                                                            QUARTER   QUARTER   QUARTER   QUARTER
                                                            -------   -------   -------   -------
1995
Net sales.................................................  $32,105   $37,868   $38,291   $41,209
Gross profit..............................................   17,776    20,554    22,725    23,387
Income before taxes and discontinued operations...........    4,466     5,533     4,303     4,902
Income from continuing operations.........................    2,750     3,488     2,965     3,135
Loss from discontinued operations.........................     (770)   (1,139)   (1,032)   (1,337)
Loss on disposal of discontinued operations...............       --        --        --    (3,698)
Net income (loss).........................................  $ 1,980   $ 2,349   $ 1,933   $(1,900)
Income (loss) per common share:
  Continuing operations...................................  $   .09   $   .12   $   .10   $   .11
  Discontinued operations.................................     (.02)     (.04)     (.04)     (.05)
  Disposal of discontinued operations.....................       --        --        --      (.12)
                                                            -------   -------   -------   -------
    Net income per common share...........................  $   .07   $   .08   $   .06   $  (.06)
                                                            =======   =======   =======   =======

1996
Net sales.................................................  $40,867   $40,560   $54,781   $51,636
Gross profit..............................................   24,379    24,510    34,441    32,832
Income before taxes.......................................    5,639     6,437     9,691    10,324
Income from continuing operations.........................    3,556     4,074     6,134     6,529
Net income................................................  $ 3,556   $ 4,074   $ 6,134   $ 6,529
    Net income per common share...........................  $   .12   $   .13   $   .20   $   .21
                                                            =======   =======   =======   =======

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors of the Company.

         See the Company's Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Election of Directors."

     (b) Executive Officers of the Company.

         See Part I of this Form 10-K at Page 12.

ITEM 11. EXECUTIVE COMPENSATION.

      See the Company's Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the headings "Executive Compensation" and "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      See the Company's Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      See the Company's Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) DOCUMENTS FILED AS PART OF THIS REPORT

     (1)  FINANCIAL STATEMENTS

      See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K.

     (2)  FINANCIAL STATEMENT SCHEDULES

      Schedule II - Valuation and Qualifying Accounts

      All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

      (3)  EXHIBITS

      3.1   Amended and Restated Articles of Incorporation (1)

      3.2   Amended and Restated By-Laws (1)

      10.1  Redemption Agreement dated January 7, 1988 between the
            Company, Carl DeSantis, Sylvia DeSantis, Lorraine Hoffman and Joseph
            Greene (1)

      10.2  Agreement for Employment and Consulting and Covenant Not to
            Compete dated July 1, 1988 between the Company, Joseph Greene and
            Carl DeSantis (1)

      10.3  Agreement dated December 15, 1992 between the Company and
            Herbert V. Shuster, Inc. (1)

      10.4 Letter Agreement dated January 25, 1993 between the Company and Phar-Mor, Inc. together with Agreement for Merchandising
            Services and Side Letter of even date therewith (1)(2)

      10.5  Amended and Restated Indemnification Agreement dated March 15,
            1993 between the  Company and Showa Denko America, Inc. (1)

      10.6 Guaranty Agreement dated March 15, 1993 between the Company and Showa Denko K.K. (1)

      10.7  Amended and Restated 1993 Employee Stock Purchase Plan (1)

      10.8  Form of Non-Qualified Stock Option Agreement (1)

      10.9  Amended and Restated 1993 Stock Incentive Plan (3)

      10.10 Amended and Restated 1993 Non-Employee Director Stock Option Plan (3)

      10.11 Amended and Restated 1994 Non-Employee Director Stock Option Plan (3)

      10.12 Employment Agreement dated April 1, 1995 between Carl DeSantis and the Company, as amended on October 9, 1995 (4)

      10.13 Employment Agreement dated April 1, 1995 between Dean DeSantis and the Company, as amended on April 1, 1996 (4)

      10.14 Employment Agreement dated April 1, 1995 between Damon DeSantis and the Company, as amended on April 1, 1996 (4)

      10.15 Employment Agreement dated April 1, 1995 between Nickolas Palin and the Company, as amended on April 1, 1996 (4)

      10.16 Employment Agreement dated April 1, 1995 between Geary Cotton and the Company (5)

      10.17 Employment Agreement dated April 1, 1995 between Richard Werber and the Company (5)

      10.18 Employment Agreement dated April 24, 1995 between Christian Nast and the Company and Amendment thereto dated July 21, 1995 (6)

      10.19 Business Loan Agreement dated September 19, 1995 between the Company, Rexall Showcase International, Inc.,
            Pennex Laboratories, Inc. (now known Bank of Broward as RSL Holdings, Inc.) and Barnett County, N.A. (7)

      10.20 Agreement dated October 13, 1991 between Pennex Products Co., Inc. and The United Steel Workers of America,
            the Memorandum thereto dated September 3, 1993 of Understanding with respect and Extension thereto dated
            October 10, 1995 (8)

      10.21 Agreement dated December 29, 1995 by and between Pennex Laboratories, Inc. (now known as RSL Holdings, Inc.)
            and Oakmont Pharmaceuticals, Inc. (9)

      10.22 Forbearance Agreement dated April 29, 1996 by and between Oakmont Pharmaceuticals, Inc. and the Company (9)

      10.23 Second Forbearance Agreement dated September 23, 1996 by and between Oakmont Pharmaceuticals, Inc. and the
            Company (9)

      10.24 Industrial Lease dated March 3, 1995 by and between WRC Properties, Inc. and Network Marketing, L.C.
            (now known as Rexall Showcase International, Inc.) (9)

      10.25 Industrial Lease dated April 17, 1996 by and between WRC Properties, Inc. and the Company (9)

      10.26 Standard Industrial Lease dated May 16, 1996 between the Company and Dermody  Properties (9)

      11    Earnings Per Share Computation (9)

      21    Subsidiaries of Registrant (9)

      23    Consent of Coopers & Lybrand L.L.P. (9)

      27    Financial Data Schedule (for SEC use only) (9)

____________________

      (1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-61382) and incorporated herein by reference.

      (2) Confidential treatment has been granted by the Securities and Exchange Commission for the redacted portions of these exhibits, and such confidential portions have been filed with the Securities and Exchange Commission.

      (3) Plan is filed as an Exhibit to the Company's Proxy Statement dated January 2, 1996 and is incorporated herein by reference.

      (4) Employment Agreement is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1995 and is incorporated herein by reference and the amendment thereto is filed herewith.

      (5) Employment Agreement is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1995 and is incorporated herein by reference.

      (6) Employment Agreement is filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter Ended May 31, 1995 and is incorporated herein by reference and the Amendment thereto is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1995 and is incorporated herein by reference.

      (7)  Filed as an Exhibit to the Company's Annual Report on Form
           10-K for the Year Ended August 31, 1994 and is incorporated herein by reference.

      (8) Agreement and Memorandum of Understanding are filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1993 and are incorporated herein by reference and the Extension is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1995.

      (9)  Filed herewith.

(B)  REPORTS ON FORM 8-K

      No Report on Form 8-K was filed during the three-month period ended August 31, 1996.

(C)  ITEM 601 EXHIBITS

      The exhibits required by Item 601 of Regulation S-K are set forth in
      (a)(3) above.

(D)  FINANCIAL STATEMENT SCHEDULES

      The financial statement schedules required by Regulation S-K are set forth in (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REXALL SUNDOWN, INC.




Dated:  October 10, 1996                By:  /s/ Carl DeSantis
                                           -------------------
                                           Carl DeSantis,
                                           Chairman of the Board and Chief
                                           Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                 Title                                  Date
---------                 -----                                  ----
/s/ Carl Desantis         Chairman of the Board and              October 10, 1996
-----------------------
Carl DeSantis             Chief Executive Officer


/s/ Christian Nast        Director, President and Chief          October 10, 1996
-----------------------
Christian Nast            Operating Officer


/s/ Dean DeSantis         Director and Senior Vice President--   October 10, 1996
-----------------------
Dean DeSantis             Operations


/s/Damon DeSantis         Director and Executive Vice President  October 10, 1996
-----------------------
Damon DeSantis


/s/ Geary Cotton          Vice President - Finance, Chief        October 10, 1996
-----------------------
Geary Cotton              Financial Officer, Treasurer and
                          Chief Accounting Officer


/s/ Nickolas Palin        Director and  Senior Vice President    October 10, 1996
-----------------------
Nickolas Palin            Sales and Marketing


/s/ Stanley Leedy         Director                               October 10, 1996
-----------------------
Stanley Leedy


/s/ Raymond Monteleone    Director                               October 10, 1996
-----------------------
Raymond Monteleone


/s/ Howard Yenke          Director                               October 10, 1996
-----------------------
Howard Yenke

                                                                SCHEDULE II


                           REXALL SUNDOWN, INC.

                    VALUATION AND QUALIFYING ACCOUNTS


                                                  Balance at      Charged to      Charged to
                                                  Beginning       Costs and         Other                        Balance at
              Description                          of Year         Expenses        Accounts      Deductions      End of Year
              -----------                         ----------      ----------      ----------     ----------      -----------


Year ended August 31, 1994
  Allowance for doubtful accounts..............    $78,000         $ 44,446         $  --         $ 44,446         $78,000

Year ended August 31, 1995
  Allowance for doubtful accounts..............    $78,000         $154,280         $  --         $154,280         $78,000

Year ended August 31, 1996
  Allowance for doubtful accounts..............    $78,000         $112,990         $  --         $112,990         $78,000
