Form 10-Q
period 1996-11-30
REXALL SUNDOWN INC
filed 1997-01-14
CIK 901620

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996
                                               -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                   to
                                             ------------------   ------------

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

       Registrant's Telephone Number, Including Area Code (561) 241-9400
                                                          --------------


Indicate by check mark whether Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  X  Yes     No
                  ----    ----

As of January 10, 1997, the number of shares outstanding of the Registrant's Common Stock was 33,207,611.

                              REXALL SUNDOWN, INC.

                               TABLE OF CONTENTS



                                                                                             PAGE NO.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

         Consolidated Balance Sheets
         November 30, 1996 and August 31, 1996  .........................................       3

         Consolidated Statements of Operations
         Three Months Ended November 30, 1996 and 1995 ..................................       4

         Consolidated Statements of Cash Flows
         Three Months Ended November 30, 1996 and 1995 ..................................       5

         Notes to Consolidated Financial Statements .....................................       6

         Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations ...............................       8


PART II. OTHER INFORMATION ..............................................................      10


SIGNATURES ..............................................................................      11

PART I. FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS

                    REXALL SUNDOWN, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                 (Unaudited)


                                                                  November 30,            August 31,
                                                                      1996                   1996
                                                                ---------------         --------------
                                             ASSETS
Current assets:
   Cash and cash equivalents                                    $        77,084         $       13,450
   Restricted cash                                                           92                    278
   Marketable securities                                                  2,000                  7,988
   Trade accounts receivable, net                                        15,998                 11,410
   Inventory                                                             27,683                 28,179
   Prepaid expenses and other current assets                              5,769                  5,018
   Net current assets of discontinued operations                          3,927                  3,855
                                                                ---------------         --------------
        Total current assets                                            132,553                 70,178
Property, plant and equipment, net                                       25,020                 24,078
Other assets                                                              9,013                  8,839
                                                                ---------------         --------------
        Total assets                                            $       166,586         $      103,095
                                                                ===============         ==============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $         5,087         $        5,599
   Accrued expenses and other current liabilities                        13,600                 10,100
   Current portion of long-term debt                                        352                    346
                                                                ---------------         --------------
        Total current liabilities                                        19,039                 16,045

Long-term debt                                                               27                    105
Other liabilities                                                           232                    253
                                                                ---------------         --------------
        Total liabilities                                                19,298                 16,403
                                                                ---------------         --------------
Shareholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
       shares, no shares outstanding                                          -                      -
   Common stock, $.01 par value; authorized 100,000,000 shares,
       shares issued: 32,764,521 and 30,660,128, respectively               328                    307
   Capital in excess of par value                                       106,991                 53,563
   Retained earnings                                                     40,185                 32,943
   Cumulative translation adjustment                                       (216)                  (121)
                                                                ---------------         --------------
        Total shareholders' equity                                      147,288                 86,692
                                                                ---------------         --------------
        Total liabilities and shareholders' equity              $       166,586         $      103,095
                                                                ===============         ==============


                            See accompanying notes

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                Three Months Ended
                                                                    November 30,
                                                           -----------------------------
                                                                1996            1995
                                                           -------------    ------------
Net sales                                                  $      56,070    $     40,679
Cost of sales                                                     20,679          16,383
                                                           -------------    ------------
            Gross profit                                          35,391          24,296
Selling, general and administrative expenses                      24,455          18,756
                                                           -------------    ------------
            Operating income                                      10,936           5,540
Other income (expense):
    Interest income                                                  569              94
    Other income                                                       -              10
    Interest expense                                                  (9)             (5)
                                                           -------------    ------------
Income before income tax provision                                11,496           5,639
Income tax provision                                               4,254           2,083
                                                           -------------    ------------

Net income                                                 $       7,242    $      3,556
                                                           =============    ============


Income per common share                                    $        0.22    $       0.12
                                                           =============    ============

Weighted average common shares outstanding                    32,422,107      30,025,115
                                                           =============    ============


                             See accompanying notes

                    REXALL SUNDOWN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                                                Three Months Ended
                                                                                    November 30,
                                                                        -------------------------------------
                                                                            1996                    1995
                                                                        -------------            ------------
Cash flows provided by (used in) operating activities:
  Net income                                                            $       7,242            $      3,556
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                                 754                     610
     Amortization                                                                 482                      40
     Gain on sale of property and equipment                                         -                     (10)
     Deferred income taxes                                                         44                   1,802
     Foreign exchange translation adjustment                                      (95)                    (16)
     Changes in assets and liabilities:
        Trade accounts receivable                                              (4,588)                 (3,000)
        Inventory                                                                 496                   1,040
        Prepaid expenses and other current assets                                (751)                 (2,282)
        Other assets                                                             (656)                  1,770
        Accounts payable                                                         (512)                   (815)
        Accrued expenses and other current liabilities                          4,436                   2,190
        Other liabilities                                                         (21)                    100
         Discontinued operations - non cash charges
               and changes in assets and liabilities                              (72)                  1,679
                                                                        -------------            ------------
        Net cash provided by operating activities                               6,759                   6,664
                                                                        -------------            ------------

Cash flows provided by (used in) investing activities:
    Acquisition of property, plant and equipment                               (1,712)                   (736)
    Proceeds from sale of marketable securities                                 5,988                       -
    Proceeds from sale of fixed assets                                             16                      13
    Other                                                                         186                       -
                                                                        -------------            ------------
        Net cash provided by (used in) investing activities                     4,478                    (723)
                                                                        -------------            ------------

Cash flows provided by (used in) financing activities:
    Net proceeds from offering                                                 51,870                       -
    Principal payments on long-term debt                                          (72)                    (81)
    Exercise of options to purchase common stock                                  599                   2,612
                                                                        -------------            ------------
        Net cash provided by financing activities                              52,397                   2,531
                                                                        -------------            ------------

Net increase in cash and cash equivalents                                      63,634                   8,472
Cash and cash equivalents at beginning of period                               13,450                   1,154
                                                                        -------------            ------------

Cash and cash equivalents at end of period                              $      77,084            $      9,626
                                                                        =============            ============

                             See accompanying notes

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)


1. BASIS OF PRESENTATION AND OTHER MATTERS

          The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Rexall Sundown, Inc. (the "Company") Annual Report on Form 10-K for the year ended August 31, 1996, as filed with the Securities and Exchange Commission. The August 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

          In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

          Certain prior period amounts have been reclassified to conform with the fiscal 1997 presentation.

2. NET INCOME PER COMMON SHARE

          Net income per common share is calculated by dividing net income by weighted average shares outstanding, giving effect to common stock equivalents (common stock options).

3. INVENTORY

     The components of inventory as of November 30, 1996 and August 31, 1996 are as follows:


                                NOVEMBER 30, 1996  AUGUST 31, 1996
                              -------------------  ---------------
                                                       (Audited)
             Raw materials          $13,782             $11,609
             Work in process            794               1,732
             Finished products       13,107              14,838
                                    -------             -------
                                    $27,683             $28,179
                                    =======             =======


4. SALES TO A MAJOR CUSTOMER

          The Company had sales to a national retailer which represented approximately 13% and 3% of net sales for the three months ended November 30, 1996 and 1995, respectively. Trade accounts receivable from this customer amounted to approximately $2,083 and $615 at November 30, 1996 and August 31, 1996, respectively.

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

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (Dollars in thousands)
                                  (Unaudited)


6. SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

          The Company realized a tax benefit related to the exercise of stock options of $981 and $980 for the three months ended November 30, 1996 and 1995, respectively.

7. COMMON STOCK TRANSACTIONS

          On November 5, 1996, the Company consummated a public offering of 4,000,000 shares of common stock. Of those shares, 2,000,000 were sold by the Company and 2,000,000 were sold by certain shareholders of the Company. On December 3, 1996, the underwriters' over-allotment option to purchase an additional 600,000 shares was exercised. Of those 600,000 shares, 400,000 were sold by the Company and 200,000 were sold by a shareholder of the Company. The Company intends to use the net proceeds of approximately $62.3 million (of which $51.9 million is reflected in this quarter) primarily to acquire complementary products, product lines or businesses, to provide working capital and for general corporate purposes.

8. EVENTS SUBSEQUENT TO FISCAL YEAR END

          In December 1996, the Company entered into a new line of credit with a financial institution with a borrowing amount of $20 million, subject to annual extensions. Borrowings under the line of credit bear interest at LIBOR plus 1.5 percent. The line of credit is collateralized by accounts receivable and inventory and is subject to compliance with certain financial covenants and ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

     Rexall Sundown, Inc. (the "Company") develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products. The Company distributes its products using three channels of distribution: sales to retailers; direct sales through independent distributors; and mail order.

     On November 5, 1996, the Company consummated a public offering (the "Offering") of 4,000,000 shares of Common Stock. Of those shares, 2,000,000 were sold by the Company and 2,000,000 were sold by certain shareholders of the Company. On December 3, 1996, the underwriters' over-allotment option to purchase an additional 600,000 shares was exercised. Of those 600,000 shares, 400,000 were sold by the Company and 200,000 were sold by a shareholder of the Company. The Company intends to use the net proceeds of approximately $62.3 million (of which $51.9 million is reflected in this quarter) primarily to acquire complementary products, product lines or businesses, to provide working capital and for general corporate purposes.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended November 30, 1996 Compared to Three Months Ended November 30, 1995

     Net sales for the three months ended November 30, 1996 were $56.1 million, an increase of $15.4 million or 37.8% over the comparable period in fiscal 1996. Of the $15.4 million increase, sales to retailers accounted for $10.6 million, an increase of 55.3% over the comparable period in fiscal 1996. The gain in sales to retailers was attributable to the benefit from re-orders from new customers added in the second half of fiscal 1996 as well as an increase in the Company's base business. Net sales of the Company's direct sales subsidiary, Rexall Showcase International, Inc. ("Rexall Showcase"), increased by $4.9 million, an increase of 27.8% over the comparable period in fiscal 1996. The increase in direct sales was partially due to the commencement of Rexall Showcase's operations in Mexico in February 1996 and South Korea in April 1996. Net sales of the Company's mail order division, SDV, decreased by $100,000 or 2.5% over the comparable period in fiscal 1996. The increase in net sales to retailers and for Rexall Showcase was primarily due to increased unit sales.

     Gross profit for the three months ended November 30, 1996 was $35.4 million, an increase of $11.1 million or 45.7% over the comparable period in fiscal 1996. As a percentage of net sales, gross profit increased from 59.7% for the three months ended November 30, 1995 to 63.1% for the three months ended November 30, 1996. The increase in gross margin was due, in part, to improved margins as a result of manufacturing efficiencies achieved from higher volume at the Company's vitamin manufacturing facility as well as a favorable product mix.

     Selling, general and administrative expenses for the three months ended November 30, 1996 were $24.5 million, an increase of $5.7 million or 30.4% over the comparable period in fiscal 1996. As a percentage of net sales, such expenses decreased from 46.1% for the three months ended November 30, 1995 to 43.6% for the comparable period in fiscal 1997, primarily as a result of increased net sales and the relatively fixed nature of such expenses except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses.

     Interest income for the three months ended November 30, 1996 was $569,000, as compared to $94,000 for the comparable period in fiscal 1996. Such increase was primarily a result of investment of the Company's available cash balances, which were higher in the first quarter of fiscal 1997 than the comparable period in fiscal 1996 primarily due to the investment of the net proceeds of $51.8 million received in November 1996 from the Offering.

     Income before income tax provision was $11.5 million for the three months ended November 30, 1996, an increase of $5.9 million or 103.9% over the comparable period in fiscal 1996. As a percentage of net sales, income before income tax provision increased from 13.9% for the three months ended November 30, 1995 to 20.5% for the comparable period in fiscal 1997. Net income was $7.2 million for the current fiscal quarter, an increase of $3.7 million or 103.7% from the prior year's comparable quarter due to the reasons described above.

SEASONALITY

     The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase, which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $113.5 million as of November 30, 1996, compared to $54.1 million as of August 31, 1996. This increase was principally the result of increased cash and cash equivalents from the Offering.

     Net cash provided by operating activities for the three months ended November 30, 1996 was $6.8 million compared to $6.7 million for the comparable period in fiscal 1996. Net cash provided by investing activities was $4.5 million for the three months ended November 30, 1996 compared to net cash used in investing activities of $723,000 for the comparable period in fiscal 1996. Net cash provided by investing activities increased primarily due to the sale of marketable securities in the three months ended November 30, 1996. Net cash provided by financing activities was $52.4 million for the three months ended November 30, 1996 compared to $2.5 million for the comparable period in fiscal 1996 reflecting $51.9 million of net proceeds received from the Offering in the fiscal 1997 quarter.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits:

                          10.1  Business Loan Agreement dated December 13,
                                1996 between the Company and Barnett Bank, N.A.
                          11    Earnings Per Share Computation
                          27    Financial Data Schedule (for SEC use only).


                  (b)  Reports on Form 8-K:

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REXALL SUNDOWN, INC.



Date:  January 13, 1997      By: /s/ Carl DeSantis
                                 ------------------------------------------
                                 Carl DeSantis, Chairman of the Board and
                                 Chief Executive Officer


Date:  January 13, 1997      By: /s/ Geary Cotton
                                 ------------------------------------------
                                 Geary Cotton, Vice President-Finance,
                                 Chief Financial Officer, Treasurer and
                                 Chief Accounting Officer

                                 EXHIBIT INDEX



                                                          SEQUENTIALLY
                                                            NUMBERED
EXHIBIT NUMBER            DESCRIPTION                         PAGE
--------------            ------------------------------  ------------
     10.1                 Business Loan Agreement dated
                          December 13, 1996 between the
                          Company and Barnett Bank, N.A.

     11                   Earnings Per Share Computation

     27                   Financial Data Schedule
                          (for SEC use only).