Form 10-Q
period 1997-02-28
REXALL SUNDOWN INC
filed 1997-04-14
CIK 901620

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997
                                               -----------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                                                  -----   -------

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
                                                           --------------

Indicate by check mark whether Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. X Yes    No
                 ---   ----
As of April 11, 1997, the number of shares outstanding of the Registrant's Common Stock was 33,380,204.

                              REXALL SUNDOWN, INC.

                                TABLE OF CONTENTS



                                                                                                    Page No.
                                                                                                    --------
PART I  FINANCIAL INFORMATION

        Item 1 Financial Statements

        Consolidated Balance Sheets as of
        February 28, 1997 and August 31, 1996 ......................................................    3

        Consolidated Statements of Operations for the
        Three and Six Months Ended February 28, 1997
        and February 29, 1996 ......................................................................    4

        Consolidated Statements of Cash Flows for the
        Six Months Ended February 28, 1997
        and February 29,1996 .......................................................................    5

        Notes to Consolidated Financial Statements .................................................    6

        Item 2.Management's Discussion and Analysis
        of Financial Condition and Results of Operations ...........................................    9


PART II OTHER INFORMATION ..........................................................................   13


SIGNATURES .........................................................................................   15


PART I. FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    February 28,   August 31,
                                                                                        1997          1996
                                                                                      ---------    ---------
                                                              ASSETS
Current assets:
   Cash and cash equivalents                                                          $  38,618    $  13,450
   Restricted cash                                                                           88          278
   Marketable securities                                                                 60,146        7,988
   Trade accounts receivable, net                                                        18,077       11,410
   Inventory                                                                             28,125       28,179
   Prepaid expenses and other current assets                                              5,764        5,018
   Net current assets of discontinued operations                                          3,917        3,855
                                                                                      ---------    ---------

                  Total current assets                                                  154,735       70,178
Property, plant and equipment, net                                                       25,843       24,078
Other assets                                                                             10,013        8,839
                                                                                      ---------    ---------

                  Total assets                                                        $ 190,591    $ 103,095
                                                                                      =========    =========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $  10,593    $   5,599
   Accrued expenses and other current liabilities                                        10,999       10,100
   Current portion of long-term debt                                                        306          346
                                                                                      ---------    ---------
                  Total current liabilities                                              21,898       16,045

Long-term debt                                                                              -            105
Other liabilities                                                                           101          253
                                                                                      ---------    ---------

                  Total liabilities                                                      21,999       16,403
                                                                                      ---------    ---------

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
       shares, no shares outstanding                                                        -            -
   Common stock, $.01 par value; authorized 100,000,000 shares,
       shares issued: 33,339,446 and 30,660,128, respectively                               333          307
   Capital in excess of par value                                                       119,944       53,563
   Retained earnings                                                                     48,736       32,943
   Cumulative translation adjustment                                                       (421)        (121)
                                                                                      ---------    ---------
                  Total shareholders' equity                                            168,592       86,692
                                                                                      ---------    ---------

                  Total liabilities and shareholders' equity                          $ 190,591    $ 103,095
                                                                                      =========    =========


                             See accompanying notes
                                       -3-

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                          Three Months Ended                Six Months Ended
                                                     ----------------------------    ----------------------------
                                                      February 28,   February 29,     February 28,    February 29,
                                                          1997           1996            1997             1996
                                                     ------------    ------------    ------------    ------------
Net sales                                            $     58,534    $     40,371    $    114,604    $     81,050
Cost of sales                                              22,017          15,904          42,696          32,287
                                                     ------------    ------------    ------------    ------------
                  Gross profit                             36,517          24,467          71,908          48,763
Selling, general and administrative expenses               24,438          18,221          48,893          36,977
                                                     ------------    ------------    ------------    ------------
                  Operating income                         12,079           6,246          23,015          11,786
Other income (expense):
    Interest income                                         1,383             195           1,952             289
    Other income                                               31              10              31              20
    Interest expense                                           (6)            (14)            (15)            (19)
                                                     ------------    ------------    ------------    ------------
Income before income tax provision                         13,487           6,437          24,983          12,076
Income tax provision                                        4,936           2,363           9,190           4,446
                                                     ------------    ------------    ------------    ------------

Net income                                           $      8,551    $      4,074    $     15,793    $      7,630
                                                     ============    ============    ============    ============


Net income per common share                          $       0.25    $       0.13    $       0.47    $       0.25
                                                     ============    ============    ============    ============

Weighted average common shares outstanding             34,370,914      30,385,182      33,396,511      30,205,149
                                                     ============    ============    ============    ============



                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       Six Months Ended
                                                                   ------------------------
                                                                   February 28, February 29,
                                                                      1997         1996
                                                                   ---------    -----------
Cash flows provided by (used in) operating activities:
  Net income                                                        $ 15,793    $  7,630
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                      1,654       1,268
     Amortization                                                        804         300
     Gain on sale of property and equipment                              -           (19)
     Deferred income taxes                                                88       1,975
     Foreign exchange translation adjustment                            (300)        (34)
     Changes in assets and liabilities:
        Trade accounts receivable                                     (6,667)     (3,046)
        Inventory                                                         54       1,360
        Prepaid expenses and other current assets                       (746)     (1,841)
        Other assets                                                  (1,978)     (2,121)
        Accounts payable                                               4,994         303
        Accrued expenses and other current liabilities                 3,120       3,620
        Other liabilities                                               (152)        100
        Discontinued operations - non cash charges
               and changes in assets and liabilities                     (62)      3,741
                                                                    --------    --------
        Net cash provided by (used in) operating activities           16,602      13,236
                                                                    --------    --------

Cash flows provided by (used in) investing activities:
    Acquisition of property, plant and equipment                      (3,419)     (1,786)
    Purchase of marketable securities                                (58,146)        -
    Proceeds from sale of marketable securities                        5,988         -
    Proceeds from sale of fixed assets                                   -            22
    Other                                                                190         -
                                                                    --------    --------
        Net cash used in investing activities                        (55,387)     (1,764)
                                                                    --------    --------

Cash flows provided by (used in) financing activities:
    Net proceeds from offering                                        62,287         -
    Principal payments on long-term debt                                (145)       (179)
    Exercise of options to purchase common stock                       1,811       3,555
                                                                    --------    --------
        Net cash provided by  financing activities                    63,953       3,376
                                                                    --------    --------

Net increase (decrease) in cash and cash equivalents                  25,168      14,848
Cash and cash equivalents at beginning of period                      13,450       1,154
                                                                    --------    --------

Cash and cash equivalents at end of period                          $ 38,618    $ 16,002
                                                                    ========    ========




                             See accompanying notes
                                       -5-

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

3.       INVENTORY

                  The components of inventory as of February 28, 1997 and August 31, 1996 are as follows:

                                       February 28, 1997      August 31, 1996
                                       -----------------      ---------------
                                                                 (Audited)

                  Raw materials            $13,284                $11,609
                  Work in process            1,034                  1,732
                  Finished products         13,807                 14,838
                                           -------                -------
                                           $28,125                $28,179
                                           =======                =======

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (Dollars in thousands)
                                   (Unaudited)


4.       SALES TO A MAJOR CUSTOMER

                  The Company had sales to a national retailer which represented approximately 18.1% and 5.6% of net sales for the three months ended February 28, 1997 and February 29, 1996, respectively, and 15.8% and 4.5% of net sales for the six months ended February 28, 1997 and February 29, 1996, respectively. Trade accounts receivable from this customer amounted to approximately $7,579 and $615 at February 28, 1997 and August 31, 1996, respectively.

5.       CONTINGENCIES

                  The Company believes that it is not presently a party to any litigation, the outcome of which would have a material adverse impact on the Company.

6.       SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

                  The Company recognized a reduction of income taxes payable and a corresponding increase in additional paid-in capital related to the exercise of stock options of $1,328 and $649 for the three months ended February 28, 1997 and February 29, 1996, respectively, and
         $2,309 and $1,629 for the six months ended February 28, 1997 and February 29, 1996, respectively.

7.       COMMON STOCK TRANSACTIONS

                  On November 5, 1996, the Company consummated a public offering of 4,000,000 shares of common stock. Of those shares, 2,000,000 were sold by the Company and 2,000,000 were sold by certain shareholders of the Company. On December 3, 1996, the underwriters' over-allotment option to purchase an additional 600,000 shares was exercised. Of those 600,000 shares, 400,000 were sold by the Company and 200,000 were sold by a shareholder of the Company. The Company intends to use the net proceeds of approximately $62.3 million primarily to acquire complementary products, product lines or businesses, to provide working capital and for general corporate purposes.

8.       EVENTS SUBSEQUENT TO FISCAL YEAR END

                  In December 1996, the Company entered into a revolving line of credit with a financial institution with a borrowing amount of $20 million, which line of credit is subject to annual extensions. Borrowings under the line of credit will bear interest at LIBOR plus
         1.5 percent. The line of credit is collateralized by accounts receivable and inventory and is subject to compliance with

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (Dollars in thousands)
                                   (Unaudited)


8.       EVENTS SUBSEQUENT TO FISCAL YEAR END, continued

         certain financial covenants and ratios. There were no amounts outstanding under this revolving line of credit at February 28, 1997.


                  As of April 1, 1997, the Company extended the maturity of the collateralized note related to the sale of the assets of Pennex Laboratories, Inc. to July 31, 1997. Interest continues to accrue and is payable in accordance with the previous terms. Assuming full collection of the balance of the collateralized note, the Company expects to record in the fourth quarter of fiscal 1997 a reduction to the estimated loss on disposition of approximately $1,400 (net of tax), or $.04 per share, which would be reflected as an adjustment to discontinued operations.

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

         On November 5, 1996, the Company consummated a public offering (the "Offering") of 4,000,000 shares of Common Stock. Of those shares, 2,000,000 were sold by the Company and 2,000,000 were sold by certain shareholders of the Company. On December 3, 1996, the underwriters' over-allotment option to purchase an additional 600,000 shares was exercised. Of those 600,000 shares, 400,000 were sold by the Company and 200,000 were sold by a shareholder of the Company. The Company intends to use the net proceeds of approximately $62.3 million primarily to acquire complementary products, product lines or businesses, to provide working capital and for general corporate purposes.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended February 28, 1997 Compared to Three Months Ended February 29, 1996

         Net sales for the three months ended February 28, 1997 were $58.5 million, an increase of $18.2 million or 45.0% over the comparable period in fiscal 1996. Of the $18.2 million increase, sales to retailers accounted for $11.8 million, an increase of 56.9% over the comparable period in fiscal 1996. The gain in sales to retailers was primarily attributable to new customers added in the second half of fiscal 1996 as well as an increase in the Company's base business. Net sales of the Company's direct sales subsidiary, Rexall Showcase International, Inc. ("Rexall Showcase"), increased by $5.9 million, an increase of 38.7% over the comparable period in fiscal 1996. The increase in direct sales was partially due to the commencement of Rexall Showcase's operations in Mexico in February 1996 and South Korea in April 1996. Net sales of the Company's mail order division, SDV, increased by $466,000 or 10.6% over the comparable period in fiscal 1996. The increase in net sales in each division was also due to increased unit sales.

         Gross profit for the three months ended February 28, 1997 was $36.5 million, an increase of $12.1 million or 49.3% over the comparable period in fiscal 1996. As a percentage of net sales, gross profit increased from 60.6% for the three months ended February 29, 1996 to 62.4% for the three months ended February 28, 1997. The increase in gross margin was due, in part, to improved margins as a result of manufacturing efficiencies achieved from higher volume at the Company's vitamin manufacturing facility as well as a favorable product mix.

         Selling, general and administrative expenses for the three months ended February 28, 1997 were $24.4 million, an increase of $6.2 million or 34.1% over the comparable period in fiscal 1996. As a percentage of net sales, such expenses decreased from 45.1% for the three months ended February 29, 1996 to 41.8% for the comparable period in fiscal 1997, primarily as a result of increased net sales and the relatively fixed nature of such expenses except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses.

         Interest income for the three months ended February 28, 1997 was $1.4 million, as compared to $195,000 for the comparable period in fiscal 1996. Such increase was primarily a result of investment of the Company's available cash balances, which were higher in the second quarter of fiscal 1997 than the comparable period in fiscal 1996 primarily due to the net proceeds of $62.3 million received from the Offering.

         Income before income tax provision was $13.5 million for the three months ended February 28, 1997, an increase of $7.1 million or 109.5% over the comparable period in fiscal 1996. As a percentage of net sales, income before income tax provision increased from 15.9% for the three months ended February 29, 1996 to 23% for the comparable period in fiscal 1997. Net income was $8.6 million for the current fiscal quarter, an increase of $4.5 million or 109.9% from the prior year's comparable quarter, due to the reasons described above.


Six Months Ended February 28, 1997 Compared to Six Months Ended February 29,
1996

         Net sales for the six months ended February 28, 1997 were $114.6 million, an increase of $33.6 million or 41.4% over the comparable period in fiscal 1996. Of the $33.6 million increase, sales to retailers accounted for $22.4 million, an increase of 56.1% over the comparable period in fiscal 1996. The gain in sales to retailers was primarily attributable to new customers added in the second half of fiscal 1996 as well as an increase in the Company's base business. Net sales of the Company's direct sales subsidiary, Rexall Showcase, increased by $10.8 million, an increase of 32.9% over the comparable period in fiscal 1996. The increase in direct sales was partially due to the commencement of Rexall Showcase's operations in Mexico in February 1996 and South Korea in April 1996. Net sales of the Company's mail order division, SDV, increased by $367,000 or 4.4% over the comparable period in fiscal 1996. The increase in net sales in each division was also due to increased unit sales.

         Gross profit for the six months ended February 28, 1997 was $71.9 million, an increase of $23.1 million or 47.5% over the comparable period in fiscal 1996. As a percentage of net sales, gross profit increased from 60.2% for the six months ended February 29, 1996 to 62.7% for the six months ended February 28, 1997. The increase in gross margin was due, in part, to improved margins as a result of manufacturing efficiencies achieved from higher volume at the Company's vitamin manufacturing facility as well as a favorable product mix.

         Selling, general and administrative expenses for the six months ended February 28, 1997 were $48.9 million, an increase of $11.9 million or 32.2% over the comparable period in fiscal 1996. As a percentage of net sales, such expenses decreased from 45.6% for the six months ended February 29, 1996 to 42.7% for the comparable period in fiscal 1997, primarily as a result of increased net sales and the relatively fixed nature of such expenses except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses.

         Interest income for the six months ended February 28, 1997 was $2.0 million, as compared to $289,000 for the comparable period in fiscal 1996. Such increase was primarily a result of investment of the Company's available cash balances, which were higher in the first half of fiscal 1997 than the comparable period in fiscal 1996 primarily due to the net proceeds of $62.3 million received from the Offering.

         Income before income tax provision was $25 million for the six months ended February 28, 1997, an increase of $12.9 million or 106.9% over the comparable period in fiscal 1996. As a percentage of net sales, income before income tax provision increased from 14.9% for the six months ended February 29, 1996 to 21.8% for the comparable period in fiscal 1997. Net income was $15.8 million for the first six months of the current fiscal year, an increase of $8.2 million or 107% from the first six months of the prior fiscal year due to the reasons described above.

SEASONALITY

         The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase, which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $132.8 million as of February 28, 1997, compared to $54.1 million as of August 31, 1996. This increase was principally the result of increased cash and cash equivalents and marketable securities as a result of the net proceeds from the Offering.

         Net cash provided by operating activities for the six months ended February 28, 1997 was $16.6 million compared to $13.2 million for the comparable period in fiscal 1996. Net cash provided by operating activities increased primarily due to increased net income and increased accounts payable, partially offset by increases in accounts receivable. Net cash used in investing activities was $55.4 million for the six months ended February 28, 1997 compared to $1.8 million for the comparable period in fiscal 1996. Net cash used in investing activities increased primarily due to the purchase of marketable securities in the six months ended February 28, 1997, which primarily represents investment of the proceeds from the Offering. Net cash provided by financing activities was $64 million for the six months ended February 28, 1997 compared to $3.4 million for the comparable period in fiscal 1996 reflecting $62.3 million of net proceeds received from the Offering in the first half of fiscal 1997.

         The Company believes that its existing cash balances, internally generated funds from operations and its available bank line of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the purchase and maintenance of inventory, the financing of the Company's accounts receivable, as well as the financing of anticipated capital expenditures.

INFLATION

         Inflation has not had a significant impact on the Company in the past three years nor is it expected to have a significant impact in the foreseeable future.

FORWARD LOOKING STATEMENTS

         This report contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, which represent the Company's expectations or beliefs. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors described in the Company's filings with the SEC.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  Not applicable.

ITEM 2.           CHANGES IN SECURITIES.

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Shareholders was held on February 6, 1997. The holders of 33,143,056 shares of Common Stock were entitled to vote at the Annual Meeting and there were present, in person or by proxy, holders of 31,654,917 shares of Common Stock (95.5% of the shares entitled to vote).

         The following individuals were elected as Directors of the Company to serve until the 1998 Annual Meeting by the following votes (the numbers in parentheses represent the percent of the shares of Common Stock voted at the Annual Meeting):

                                       FOR                  WITHHELD AUTHORITY
                                       ---                  ------------------
Carl DeSantis                 31,582,615  (99.8%)              72,302  (.2%)
Christian Nast                31,582,465  (99.8%)              72,452  (.2%)
Dean DeSantis                 31,581,215  (99.8%)              73,702  (.2%)
Damon DeSantis                31,581,115  (99.8%)              73,802  (.2%)
Nickolas Palin                31,581,170  (99.8%)              73,747  (.2%)
Stanley Leedy                 31,582,570  (99.8%)              72,347  (.2%)
Raymond Monteleone            31,582,670  (99.8%)              72,247  (.2%)
Howard Yenke                  31,582,620  (99.8%)              72,297  (.2%)

         The proposal to amend the Company's Amended and Restated 1993 Stock Incentive Plan was approved as follows: 30,461,084 (96.2%) shares were cast for the proposal; 701,535 (2.2%) shares were cast against the proposal; and 97,913 (.3%) shares abstained.

         The proposal to amend the Company's Amended and Restated 1993 Non-Employee Director Stock Option Plan was approved as follows: 30,584,569 (96.6%) shares were cast for the proposal; 571,064 (1.8%) shares were cast against the proposal; and 104,899 (.3%) shares abstained.

         The proposal to amend the Company's 1994 Non-Employee Director Stock Option Plan was approved as follows: 30,373,908 (96.0%) shares were cast for the proposal; 782,082 (2.5%) shares were cast against the proposal; and 104,542 (.3%) shares abstained.

         The selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending August 31, 1997 was ratified as follows:
31,558,976 (99.7%) shares were cast for the proposal; 26,173 (.1%) shares were cast against the proposal; and 69,768 (.2%) shares abstained.

ITEM 5.           OTHER INFORMATION.

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                      10.1 - Employment Agreement dated February 3, 1997 by
                             and between the Company and Gary Malloch.
                      11   - Earnings Per Share Computation.
                      27   - Financial Data Schedule (for SEC use only)

                  (b)  Reports on Form 8-K.

                       None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REXALL SUNDOWN, INC.


Date:  April 11, 1997               By:      /s/ Carl DeSantis
                                        ----------------------
                                        Carl DeSantis, Chairman of the Board



Date:  April 11, 1997               By:     /s/ Geary Cotton
                                        --------------------
                                        Geary Cotton, Vice President-Finance,
                                        Chief Financial Officer, Treasurer and
                                        Chief Accounting Officer

                                  EXHIBIT INDEX




                                                                                                               SEQUENTIALLY
                                                                                                                 NUMBERED
EXHIBIT NUMBER             DESCRIPTION                                                                             PAGE
     10.1                  Employment Agreement dated February 3, 1997 by and between the
                           Company and Gary N. Malloch.
     11                    Earnings Per Share Computation.
     27                    Financial Data Schedule (for SEC use only)
