Form 10-Q
period 1997-05-31
REXALL SUNDOWN INC
filed 1997-07-15
CIK 901620

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997
                                                  ------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from      to
                                                      ------  ------

                         Commission File Number 0-21884
                                                -------

                              REXALL SUNDOWN, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            FLORIDA                                       59-1688986
-------------------------------                       ----------------
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

Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    X  Yes    No
                    ---    ---

As of July 11, 1997, the number of shares outstanding of the Registrant's Common Stock was 33,546,459.

                              REXALL SUNDOWN, INC.

                                TABLE OF CONTENTS


                                                                                             Page No.
                                                                                             --------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  May 31, 1997 and August 31, 1996 .............................................3

                  Consolidated Statements of Operations for the
                  Three and Nine Months Ended May 31, 1997 and 1996 ............................4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended May 31, 1997 and 1996 ......................................5

                  Notes to Consolidated Financial Statements ...................................6

                  Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations .............................9


PART II.          OTHER INFORMATION............................................................13


SIGNATURES.....................................................................................15

PART I. FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            May 31,     August 31,
                                                                                             1997         1996
                                                                                           ---------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                               $  39,844    $  13,450
   Restricted cash                                                                              --            278
   Marketable securities                                                                      60,718        7,988
   Trade accounts receivable, net                                                             18,726       11,410
   Inventory                                                                                  34,052       28,179
   Prepaid expenses and other current assets                                                   5,877        5,018
   Net current assets of discontinued operations                                               3,958        3,855
                                                                                           ---------    ---------

                  Total current assets                                                       163,175       70,178
Property, plant and equipment, net                                                            32,551       24,078
Other assets                                                                                  10,211        8,839
                                                                                           ---------    ---------

                  Total assets                                                             $ 205,937    $ 103,095
                                                                                           =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                        $  10,781    $   5,599
   Accrued expenses and other current liabilities                                             16,358       10,100
   Current portion of long-term debt                                                             181          346
                                                                                           ---------    ---------
                  Total current liabilities                                                   27,320       16,045

Long-term debt                                                                                  --            105
Other liabilities                                                                                265          253
                                                                                           ---------    ---------

                  Total liabilities                                                           27,585       16,403
                                                                                           ---------    ---------

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
       shares, no shares outstanding                                                            --           --
   Common stock, $.01 par value; authorized 100,000,000 shares,
       shares issued: 33,413,909 and 30,660,128, respectively                                    334          307
   Capital in excess of par value                                                            120,419       53,563
   Retained earnings                                                                          58,016       32,943
   Cumulative translation adjustment                                                            (417)        (121)
                                                                                           ---------    ---------
                  Total shareholders' equity                                                 178,352       86,692
                                                                                           ---------    ---------

                  Total liabilities and shareholders' equity                               $ 205,937    $ 103,095
                                                                                           =========    =========


                             See accompanying notes
                                       -3-

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended                Nine Months Ended
                                                         May 31,                          May 31,
                                               ----------------------------    ----------------------------
                                                   1997            1996            1997             1996
                                               ------------   -------------    ------------    ------------
Net sales                                      $     69,613    $     54,568    $    184,217    $    135,618
Cost of sales                                        25,375          20,131          68,071          52,418
                                               ------------    ------------    ------------    ------------
                  Gross profit                       44,238          34,437         116,146          83,200
Selling, general and administrative expenses         31,124          25,240          80,017          62,217
                                               ------------    ------------    ------------    ------------
                  Operating income                   13,114           9,197          36,129          20,983
Other income (expense):
    Interest income                                   1,027             505           2,979             794
    Other income                                         21            --                52              20
    Interest expense                                    (20)            (11)            (35)            (30)
                                               ------------    ------------    ------------    ------------
Income before income tax provision                   14,142           9,691          39,125          21,767
Income tax provision                                  4,862           3,557          14,052           8,003
                                               ------------    ------------    ------------    ------------

Net income                                     $      9,280    $      6,134    $     25,073    $     13,764
                                               ============    ============    ============    ============


Net income per common share                    $       0.27    $       0.20    $       0.74    $       0.45
                                               ============    ============    ============    ============

Weighted average common shares outstanding       34,336,453      30,753,274      33,709,825      30,387,857
                                               ============    ============    ============    ============














                             See accompanying notes
                                       -4-

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                Nine Months Ended
                                                                     May 31,
                                                              ---------------------
                                                                1997        1996
                                                              --------    ---------
Cash flows provided by (used in) operating activities:
  Net income                                                  $ 25,073    $ 13,764
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                2,538       1,978
     Amortization                                                1,139         894
     Gain on sale of property and equipment                         (5)        (20)
     Deferred income taxes                                         132       2,025
     Foreign exchange translation adjustment                      (296)         (7)
     Changes in assets and liabilities:
        Trade accounts receivable                               (7,316)     (7,200)
        Inventory                                               (5,873)     (6,118)
        Prepaid expenses and other current assets                 (859)     (2,979)
        Other assets                                            (2,511)     (2,815)
        Accounts payable                                         5,182       4,752
        Accrued expenses and other current liabilities           8,579       6,670
        Other liabilities                                           12        --
        Discontinued operations - non cash charges
               and changes in assets and liabilities              (103)      4,167
                                                              --------    --------
        Net cash provided by (used in) operating activities     25,692      15,111
                                                              --------    --------

Cash flows provided by (used in) investing activities:
    Acquisition of property, plant and equipment               (11,012)     (3,177)
    Purchase of marketable securities                          (58,718)     (5,909)
    Proceeds from sale of marketable securities                  5,988        --
    Proceeds from sale of fixed assets                               6          22
    Other                                                          278         (89)
                                                              --------    --------
        Net cash used in investing activities                  (63,458)     (9,153)
                                                              --------    --------

Cash flows provided by (used in) financing activities:
    Net proceeds from offering                                  62,287        --
    Principal payments on long-term debt                          (270)       (260)
    Exercise of options to purchase common stock                 2,143       4,588
                                                              --------    --------
        Net cash provided by  financing activities              64,160       4,328
                                                              --------    --------

Net increase (decrease) in cash and cash equivalents            26,394      10,286
Cash and cash equivalents at beginning of period                13,450       1,154
                                                              --------    --------

Cash and cash equivalents at end of period                    $ 39,844    $ 11,440
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

3.       INVENTORY

                  The components of inventory as of May 31, 1997 and August 31, 1996 are as follows:

                 May 31, 1997  August 31, 1996
                 ------------  ---------------
                                  (Audited)
Raw materials       $16,131       $11,609
Work in process       1,011         1,732
Finished products    16,910        14,838
                    -------       -------
                    $34,052       $28,179
                    =======       =======

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                   (Unaudited)


4.       SALES TO A MAJOR CUSTOMER

                  The Company had sales to a national retailer which represented approximately 15.3% and 11.9% of net sales for the three months ended May 31, 1997 and 1996, respectively, and 15.6% and 7.5% of net sales for the nine months ended May 31, 1997 and 1996, respectively. Trade accounts receivable from this customer amounted to approximately $6,480 and $615 at May 31, 1997 and August 31, 1996, respectively.

5.       CONTINGENCIES

                  The Company believes that it is not presently a party to any litigation, the outcome of which would have a material adverse impact on the Company.

6.       SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

                  The Company recognized a reduction of income taxes payable and a corresponding increase in additional paid-in capital related to the exercise of stock options of $144 and $1,436 for the three months ended May 31, 1997 and 1996, respectively, and $2,453 and $3,065 for the nine months ended May 31, 1997 and 1996, respectively.

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

8.       EVENTS SUBSEQUENT TO FISCAL YEAR END

                  In December 1996, the Company entered into a revolving line of credit with a financial institution with a borrowing amount of $20 million, which line of credit is subject to annual extensions. Borrowings under the line of credit will bear interest at LIBOR plus
         1.5 percent. The line of credit is collateralized by accounts receivable and inventory and is subject to compliance with certain financial covenants and ratios. There were no amounts outstanding under this revolving line of credit at May 31, 1997.

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

                  On July 1, 1997, the Company announced that it is engaged in substantive discussions relating to a potential merger with Twinlab Corporation, which would contemplate that the Company would issue 0.74 shares of its common stock for each outstanding share of Twinlab common stock. Any agreement would be subject to a number of conditions, including satisfactory completion of due diligence by each party, appropriate confirmation of the applicability of pooling of interests accounting, negotiation of a definitive merger agreement, Board and shareholder approval of each party, receipt of a satisfactory fairness opinion by each party's Board of Directors and regulatory approval. There can be no assurance that a definitive agreement will be reached.

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

RESULTS OF CONTINUING OPERATIONS

Three Months Ended May 31, 1997 Compared to Three Months Ended May 31, 1996

         Net sales for the three months ended May 31, 1997 were $69.6 million, an increase of $15.0 million or 27.6% over the comparable period in fiscal 1996. Of the $15.0 million increase, sales to retailers accounted for $7.5 million, an increase of 27.9% over the comparable period in fiscal 1996. The gain in sales to retailers was primarily attributable to increased distribution as well as an increase in the Company's base business. Net sales of the Company's direct sales subsidiary, Rexall Showcase International, Inc. ("Rexall Showcase"), increased by $7.6 million, an increase of 32.3% over the comparable period in fiscal 1996. Net sales of the Company's mail order division, SDV, decreased by $100,000 or 2.4% over the comparable period in fiscal 1996. The increase in net sales to retailers and for Rexall Showcase was also due to increased unit sales.

         Gross profit for the three months ended May 31, 1997 was $44.2 million, an increase of $9.8 million or 28.5% over the comparable period in fiscal 1996. As a percentage of net sales, gross profit increased from 63.1% for the three months ended May 31, 1996 to 63.5% for the three months ended May 31, 1997. The increase in gross margin was due, in part, to improved margins as a result of manufacturing efficiencies achieved from higher volume at the Company's vitamin manufacturing facility as well as a favorable product mix. The increase was also due, in part, to an increase in net sales of products with higher margins, related principally to the increased net sales of Rexall Showcase as a percentage of the Company's net sales.

         Selling, general and administrative expenses for the three months ended May 31, 1997 were $31.1 million, an increase of $5.9 million or 23.3% over the comparable period in fiscal 1996. As a percentage of net sales, such expenses decreased from 46.3% for the three months ended May 31, 1996 to 44.7% for the comparable period in fiscal 1997, primarily as a result of increased net sales and the relatively fixed nature of such expenses, except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses.

         Interest income for the three months ended May 31, 1997 was $1.0 million, as compared to $505,000 for the comparable period in fiscal 1996. Such increase was primarily a result of investment of the Company's available cash balances, which were higher in the third quarter of fiscal 1997 than the comparable period in fiscal 1996 primarily due to the net proceeds of $62.3 million received from the Offering.

         Income before income tax provision was $14.1 million for the three months ended May 31, 1997, an increase of $4.5 million or 45.9% over the comparable period in fiscal 1996. As a percentage of net sales, income before income tax provision increased from 17.8% for the three months ended May 31, 1996 to 20.3% for the comparable period in fiscal 1997. Net income was $9.3 million for the current fiscal quarter, an increase of $3.1 million or 51.3% from the prior year's comparable quarter, due to the reasons described above.

Nine Months Ended May 31, 1997 Compared to Nine Months Ended May 31, 1996

         Net sales for the nine months ended May 31, 1997 were $184.2 million, an increase of $48.6 million or 35.8% over the comparable period in fiscal 1996. Of the $48.6 million increase, sales to retailers accounted for $30.0 million, an increase of 44.8% over the comparable period in fiscal 1996. The gain in sales to retailers was primarily attributable to new customers added in the second half of fiscal 1996, increased distribution and an increase in the Company's base business. Net sales of the Company's direct sales subsidiary, Rexall Showcase, increased by $18.3 million, an increase of 32.6% over the comparable period in fiscal 1996. The increase in direct sales was partially due to the nine months ended May 31, 1997 reflecting a full period of operations for Rexall Showcase in Mexico and Korea. Net sales of the Company's mail order division, SDV, increased by $300,000 or 2.2% over the comparable period in fiscal 1996. The increase in net sales in each division was also due to increased unit sales.

         Gross profit for the nine months ended May 31, 1997 was $116.1 million, an increase of $32.9 million or 39.6% over the comparable period in fiscal 1996. As a percentage of net sales, gross profit increased from 61.3% for the nine months ended May 31, 1996 to 63.0% for the nine months ended May 31, 1997. The increase in gross margin was due, in part, to improved margins as a result of manufacturing efficiencies achieved from higher volume at the Company's vitamin manufacturing facility as well as a favorable product mix.

         Selling, general and administrative expenses for the nine months ended May 31, 1997 were $80.0 million, an increase of $17.8 million or 28.6% over the comparable period in fiscal 1996. As a percentage of net sales, such expenses decreased from 45.9% for the nine months ended May 31, 1996 to 43.4% for the comparable period in fiscal 1997, primarily as a result of increased net sales and the relatively fixed nature of such expenses except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses.

         Interest income for the nine months ended May 31, 1997 was $3.0 million, as compared to $794,000 for the comparable period in fiscal 1996. Such increase was primarily a result of investment of the Company's available cash balances, which were higher in the first nine months of fiscal 1997 than the comparable period in fiscal 1996 primarily due to the net proceeds of $62.3 million received from the Offering.

         Income before income tax provision was $39.1 million for the nine months ended May 31, 1997, an increase of $17.4 million or 79.7% over the comparable period in fiscal 1996. As a percentage of net sales, income before income tax provision increased from 16.1% for the nine months ended May 31, 1996 to 21.2% for the comparable period in fiscal 1997. Net income was $25.1 million for the first nine months of the current fiscal year, an increase of $11.3 million or 82.2% from the first nine months of the prior fiscal year due to the reasons described above.

SEASONALITY

         The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase, which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $135.9 million as of May 31, 1997, compared to $54.1 million as of August 31, 1996. This increase was principally the result of increased cash and cash equivalents and marketable securities as a result of the net proceeds from the Offering.

         Net cash provided by operating activities for the nine months ended May 31, 1997 was $25.7 million compared to $15.1 million for the comparable period in fiscal 1996. Net cash provided by operating activities increased primarily due to increased net income. Net cash used in investing activities was $63.5 million for the nine months ended May 31, 1997 compared to $9.2 million for the comparable period in fiscal 1996. Net cash used in investing activities increased primarily due to the purchase of marketable securities in the nine months ended May 31, 1997, which primarily represents investment of the net proceeds from the Offering. Net cash provided by financing activities was $64.2 million for the nine months ended May 31, 1997 compared to $4.3 million for the comparable period in fiscal 1996 reflecting $62.3 million of net proceeds received from the Offering in the first nine months of fiscal 1997.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits.

                     10.1  - Letter Agreement dated March 27, 1997 between the
                             Company and Carl DeSantis amending that certain Employment Agreement dated April 1, 1995 between the Company and Carl DeSantis.
                     10.2  - Letter Agreement dated March 27, 1997 between the
                             Company and Christian Nast amending that certain Employment Agreement dated April 24, 1995 between the Company and Christian Nast.
                     10.3  - Letter Agreement dated March 27, 1997 between the
                             Company and Dean DeSantis amending that certain Employment Agreement dated April 1, 1995 between the Company and Dean DeSantis.
                     10.4  - Letter Agreement dated March 27, 1997 between the
                             Company and Damon DeSantis amending that certain Employment Agreement dated April 1, 1995 between the Company and Damon DeSantis.
                     10.5  - Letter Agreement dated March 27, 1997 between the
                             Company and Nickolas Palin amending that certain Employment Agreement dated April 1, 1995 between the Company and Nickolas Palin.
                     10.6  - Letter Agreement dated March 27, 1997 between the
                             Company and Geary Cotton amending that certain Employment Agreement dated April 1, 1995 between the Company and Geary Cotton.
                     10.7  - Letter Agreement dated March 27, 1997 between the
                             Company and Richard Werber amending that certain Employment Agreement dated April 1, 1995 between the Company and Richard Werber.

                       10.8 - Third Forbearance Agreement dated April 1,
                              1997 between Oakmont Pharmaceuticals, Inc. and the Company.
                       11   - Earnings Per Share Computation.
                       27   - Financial Data Schedule (for SEC use only)

                  (b)  Reports on Form 8-K.

                       None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REXALL SUNDOWN, INC.

Date:  July 11, 1997          By:   /s/ Carl DeSantis
                                 ------------------------------------
                                 Carl DeSantis, Chairman of the Board



Date:  July 11, 1997         By:   /s/ Geary Cotton
                                 ------------------------------------
                                 Geary Cotton, Vice President-Finance,
                                 Chief Financial Officer, Treasurer and
                                 Chief Accounting Officer

                                EXHIBIT INDEX





EXHIBIT NUMBER                  DESCRIPTION
--------------                 -----------
10.1              Letter Agreement dated March 27, 1997 between the Company and
                  Carl DeSantis amending that certain Employment Agreement dated
                  April 1, 1995 between the Company and Carl DeSantis.

10.2              Letter Agreement dated March 27, 1997 between the Company and
                  Christian Nast amending that certain Employment Agreement dated April 24, 1995 between the Company and Christian Nast.

10.3              Letter Agreement dated March 27, 1997 between the Company and
                  Dean DeSantis amending that certain Employment Agreement dated
                  April 1, 1995 between the Company and Dean DeSantis.

10.4              Letter Agreement dated March 27, 1997 between the Company and
                  Damon DeSantis amending that certain Employment Agreement dated April 1, 1995 between the Company and Damon DeSantis.

10.5              Letter Agreement dated March 27, 1997 between the Company and
                  Nickolas Palin amending that certain Employment Agreement dated April 1, 1995 between the Company and Nickolas Palin.

10.6              Letter Agreement dated March 27, 1997 between the Company and
                  Geary Cotton amending that certain Employment Agreement dated
                  April 1, 1995 between the Company and Geary Cotton.

10.7              Letter Agreement dated March 27, 1997 between the Company and
                  Richard Werber amending that certain Employment Agreement dated April 1, 1995 between the Company and Richard Werber.

10.8              Third Forbearance Agreement dated April 1, 1997 between
                  Oakmont Pharmaceuticals, Inc. and the Company.

11                Earnings Per Share Computation.

27                Financial Data Schedule (for SEC use only)