Form 10-K405
period 1997-08-31
REXALL SUNDOWN INC
filed 1997-12-01
CIK 901620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                  EFFECTIVE OCTOBER 7, 1996)
                  FOR THE FISCAL YEAR ENDED AUGUST 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

         851 BROKEN SOUND PARKWAY, NW
             BOCA RATON, FLORIDA                                   33487
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (561) 241-9400
                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the Registrant held by non-affiliates based on the closing sale price of the common stock on November 18, 1997 was $756,610,860.

     As of November 18, 1997, the Registrant had 67,849,750 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on February 4, 1998 are incorporated by reference into
Part III of this Report.
================================================================================

     This Report may contain certain "forward-looking statements" as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, economic performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, government regulation, managing and maintaining growth, the effect of adverse publicity, reliance on independent distributors of Rexall Showcase, the centralized location of the Company's manufacturing operations, availability of raw materials, risks associated with international operations, competition, product liability claims, volatility of stock price and those factors described in this and other Company filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS.

     Unless otherwise indicated, all share, per share and financial information set forth herein reflects the two-for-one stock split effected in October 1997.

GENERAL

     Rexall Sundown, Inc. (the "Company") develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products through three channels of distribution: sales to retailers; direct sales through independent distributors; and mail order. The Company offers a broad product line of approximately 1,300 products consisting of approximately 1,900 stock keeping units ("SKUs"), including vitamins in both multivitamin and single-entity formulas, minerals, herbals, homeopathic remedies, weight management products, skin care products and over-the-counter ("OTC") pharmaceuticals.

     The Company's principal executive offices are located at 851 Broken Sound Parkway, NW, Boca Raton, Florida 33487 and its telephone number is (561) 241-9400. As used herein, the "Company" means Rexall Sundown, Inc. and its subsidiaries, except where the context indicates otherwise.

INDUSTRY OVERVIEW

     As reported by industry sources, the annual domestic retail market for vitamins and nutritional supplements was $6.5 billion in 1996. In the last several years, public awareness of the positive effects of vitamins and nutritional supplements on health has been heightened by widely publicized reports of scientific findings. Recent studies have indicated a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of conditions such as heart disease, cancer, stroke, arthritis, osteoporosis, mental fatigue and depression and neural tube birth defects. The rise of alternative medicine and the holistic health movement has also contributed to increased sales of nutritional supplements.

     The Company expects that the aging of the United States population, together with a corresponding increased focus on preventative health measures, will result in increased demand for vitamins and nutritional supplement products. According to the United States Census Bureau, through 2010, the 35-and-older age group of consumers, which represents a substantial majority of regular users of vitamin and nutritional supplements, is expected to grow significantly faster than the general United States population. Based on a national survey indicating that approximately 35% of Americans consumed vitamins and nutritional supplements on a regular basis in 1996, the Company believes that there is a large untapped domestic market for vitamins and nutritional supplements. Industry sources also report that vitamin consumers are taking more vitamins and nutritional supplements per day than in the past.

     The primary channels of distribution in the vitamin and nutritional supplement industry are: (i) mass market retailers which include drug stores, supermarkets, mass merchandisers and discount stores; (ii) health food stores;
(iii) direct sales organizations; and (iv) mail order. Within the mass market retailer channel, there are three primary vitamin product categories: national brands, broadline and other brands and private label brands. According to industry sources, the market for national brands and broadline and other brands of vitamins in the mass market has increased from approximately 60% in each of 1994 and 1995 to approximately 65% of total domestic vitamin dollar sales in 1996 and the market for private label vitamins has decreased from approximately 40% in each of 1994 and 1995 to approximately 35% in 1996 of such sales. The national brand category primarily consists of multivitamin and mineral products marketed under nationally advertised names such as Centrum(R), One-A-Day(R) and Theragran(R). Broadline brands, such as the Company's Sundown(R) brand, offer a complete range of products under one brand name, including multivitamins, single-entity vitamins, minerals and nutritional supplements, including herbal products. Private label products marketed under the retailer's store brand name also offer a wide product assortment, albeit somewhat narrower in scope than broadline brands, including national brand equivalent formulas positioned as lower-priced "compare and save" products.

     While the retail channel of distribution for vitamins and nutritional supplements has been consolidating, there has not yet been any significant consolidation among the companies that manufacture and sell these products. The vitamin and nutritional supplement industry remains fragmented, and the Company believes that no company controls more than 10% of the market.

SALES BY DISTRIBUTION CHANNEL

     Set forth below for the periods indicated are the net sales and percent of net sales of the Company's products through the Company's three current distribution channels. Certain amounts have been reclassified to conform with the 1997 presentation.

                                                       FISCAL YEAR ENDED AUGUST 31,
                       --------------------------------------------------------------------------------------------
DISTRIBUTION CHANNEL         1997               1996               1995               1994               1993
--------------------   ----------------   ----------------   ----------------   ----------------   ----------------
Sales to retailers:
  Sundown............  $116,645    44.3%  $ 71,387    38.2%  $ 62,427    42.0%  $ 54,216    47.8%  $ 46,571    50.3%
  Other(1)...........    24,830     9.4     22,728    12.1     17,722    11.9     14,050    12.4     12,231    13.3
                       --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
    Total sales to
      retailers......   141,475    53.7     94,115    50.3     80,149    53.9     68,266    60.2     58,802    63.6
Direct sales --
  Rexall
  Showcase(R)........   105,221    40.0     76,483    40.9     52,606    35.4     29,510    26.1     20,535    22.1
Mail
  order -- SDV(R)....    16,673     6.3     16,442     8.8     15,979    10.7     15,559    13.7     13,279    14.3
                       --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
    Total net sales..  $263,369   100.0%  $187,040   100.0%  $148,734   100.0%  $113,335   100.0%  $ 92,616   100.0%
                       ========   =====   ========   =====   ========   =====   ========   =====   ========   =====

---------------

* Includes Rexall(R), Thompson(R), private label and Rexall Managed Care(R).

  Sales to Retailers

     For its sales of vitamins and nutritional supplements to retailers, the Company employs a marketing strategy directed at the end-user, with an emphasis on educating these consumers. The Company provides a wide product selection with many unique formulations, value pricing, clear and informative labeling, timely and innovative product introductions, and specially designed shelf organization systems. Net sales to retailers have grown from $58.8 million in fiscal 1993 to $141.5 million in fiscal 1997.

     Sundown. The Company has been selling vitamins and nutritional supplements under the Sundown tradename since 1976. The Sundown brand offers a broad selection of high quality products at prices lower than comparable-quality branded vitamins, thereby creating value for consumers as well as higher rates of shelf inventory turnover for retailers. The Company believes that its retail customers ultimately experience increased profits per linear shelf foot due to the high sales velocity of the Sundown brand. According to data from Information Resources, Inc. ("IRI"), a retail information gathering service, for the 52 week period ended September 28, 1997, in the broadline vitamin category, Sundown was the number one brand in dollar and unit sales, despite its availability in outlets representing only 50% of all commodity volume ("ACV") sales and generates the highest rate of dollar and unit sales per share of distribution across all food, drug and mass merchandiser retail outlets.

     Historically, a majority of the Sundown brand sales were to regional deep discount retailers. The success of the Company's value pricing strategy and high sales velocity has enabled the Company to increase its sales to mass merchandisers, chain drug stores and supermarkets. In fiscal 1995, the Company gained nationwide distribution of Sundown products in all Kmart stores and in fiscal 1996, the Company gained nationwide distribution of Sundown products in all Wal*Mart stores and all Thrifty-Payless and Eckerd drug stores. In fiscal 1997, the Company gained nationwide distribution of Sundown products chainwide in Kroger and Winn-Dixie supermarkets, all Rite-Aid drug stores and in all Shopko discount stores. Sundown's net sales have increased from $46.6 million in fiscal 1993 to $116.6 million in fiscal 1997.

     The Company sells approximately 325 vitamins and nutritional supplements under the Sundown tradename, including among others, vitamin C, vitamin E, multivitamins, folic acid, calcium, lecithin, magnesium, iron, potassium, herbals and food supplements. Because the Company offers most of its products in varying quantities, the Sundown line consists of approximately 500 SKUs. Vitamins and minerals are sold as single-entity supplements, multivitamin combinations and in varying potency levels, and are offered in tablet, softgel, liquid, chewable, two-piece capsule and powder forms to accommodate various consumer preferences. The Company also offers national brand comparisons under the Sundown brand which have comparable multivitamin formulas to such products as Centrum(R), One-A-Day(R) and Theragran(R).

     The Company monitors new and developing health and nutrition trends in order to anticipate consumer demand and to introduce new products and reformulate existing products. Examples of the Company's anticipation of and response to consumer demand and emerging health and nutrition trends in the past year include the introduction of (i) Sundown's Osteo-Bi-Flex(TM) and Thompson's Gluco-Pro 900(TM), which are patented combinations of the two dietary ingredients, glucosamine and chondroitin sulfate, featured in the New York Times bestseller, The Arthritis Cure, and reported in various clinical studies to provide nutritional benefits which may help to promote healthy, mobile joint function and connective tissue health; (ii) St. John's Wort, which promotes mood enhancement and well-being, and has been featured in numerous articles and on the ABC News magazine 20/20 as a natural herbal approach for responding to depression; (iii) Zinc Lozenges, combining zinc, Vitamin C and echinacea to promote healthy immune function, especially during the cold and flu season; (iv) Selenium in a 200 mcg dosage, to promote cell repair in the lungs and other organs which was introduced in rapid response to the results of a clinical study conducted at the University of Arizona College of Medicine suggesting that daily intake of 200 mcg of selenium dramatically reduced the incidence of certain types of cancer and cancer mortality; and (v) five new herbal complex formulas combining popular herbs with other bio-enhancing herbs and vitamins, including Ginseng Complex, Gingko Biloba Complex, Echinacea Complex, Saw Palmetto Complex and Valerian Complex. To date, the Company has not incurred material research and development expenses but anticipates devoting greater resources to research and development in the future. Product concepts are internally developed by the Company's product development team, which consists of representatives of the Company's research and development, sales and marketing and purchasing departments and members of senior management. See "-- Product Development."

     The Company markets its Sundown vitamin and nutritional supplements internationally through a network of distributors. The Company has exclusive and non-exclusive distribution agreements in foreign countries throughout the world, with the majority of international revenues presently being generated from South America. The Company believes that certain markets in South America, the Middle East and the Far East represent the most attractive outlets for its products. All international sales are settled in United States currency.

     Other Sales to Retailers. In addition to Sundown products, the Company's other sales to retailers include sales under the Rexall brand to wholesalers, convenience stores and independent drug stores, the

Thompson brand to health food stores, private label products to selected mass merchandisers and drug stores and the Rexall Managed Care brand to HMOs, hospitals and long-term care facilities.

     In 1989, the Company purchased the Rexall tradename, under which health products have been marketed since 1903. An independent study has shown that the Rexall tradename is widely recognized by households in the United States. The Company's marketing strategy with respect to both its Rexall vitamin and OTC drug lines is to emphasize a national branded product at generic prices. The Company markets a full line of approximately 115 moderately-priced vitamins and nutritional supplements under the Rexall tradename, primarily to independent drug stores and wholesalers. In addition, approximately 75 OTC pharmaceutical products, including aspirin, cold remedies and analgesic formulas, are primarily offered to drug stores, wholesalers and convenience stores under the Rexall tradename in formulas comparable to nationally advertised products such as Bayer(R), Advil(R), Nuprin(R), Tylenol(R), Contac(R), Robitussin(R), Sudafed(R), Benadryl(R) and Mylanta(R). Recently, the Company has begun to license the Rexall name in various international markets for vitamins and OTC pharmaceuticals.

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

     While the Company does not emphasize private label manufacturing, in select instances the Company offers these products to accommodate select customer requests. For fiscal 1997 and 1996, approximately 3.4% and 3.8%, respectively, of the Company's net sales were from private label products.

     The Rexall Managed Care Division was formed in 1995 to market vitamins, nutritional supplements and OTC pharmaceuticals to the managed care market with a focus on HMOs, hospitals and long-term care facilities. The Rexall Managed Care line currently consists of approximately 70 OTC pharmaceuticals, 55 vitamin products and two prescription products.

  Direct Sales Through Independent Distributors

     In 1990, the Company formed Rexall Showcase International, Inc. ("Rexall Showcase"), its network marketing subsidiary, to market and sell unique health and wellness products under the Rexall tradename exclusively through a sales force of independent distributors who are not employees of Rexall Showcase or the Company. Rexall Showcase products include weight management products, homeopathic medicines, personal care products, health and nutritional supplements and water filtration systems. Rexall Showcase products are specially formulated and packaged only for the network marketing distribution channel and are not available through retailers. Rexall Showcase's independent distributors are not required to make any inventory purchases and, to become a distributor, must only purchase a distributor kit. Rexall Showcase began its international expansion in 1996 by commencing operations in South Korea and Mexico and, in November 1997, commenced operations in Hong Kong. Rexall Showcase intends to commence operations in selected other countries in the future. Rexall Showcase's net sales have increased from $20.5 million in fiscal 1993 to $105.2 million in fiscal 1997.

     To become a Rexall Showcase distributor, a person or entity must enter into a standard distributor agreement with Rexall Showcase which obligates that person to abide by Rexall Showcase's policies and procedures. Additionally, distributors are also required to purchase a distributor kit, which includes all of the materials necessary for a distributor to commence operating his or its Rexall Showcase distributorship including information about the Company, product information, Rexall Showcase support functions, training materials, the ProfitPlus(TM) compensation program, policies and procedures, order forms, application forms and sales aids, for $49.50, which approximates the cost of producing the distributor kit and associated costs. The number of active Rexall Showcase distributors as of August 31, 1997 was approximately 75,000. An "active" Rexall Showcase distributor is defined to mean any distributor who is eligible to participate in the Rexall Showcase business, including all new applicants whose completed distributor application and agree-ment has been accepted by Rexall Showcase as well as those existing distributors who have renewed their distributorship during the last twelve months.

     Rexall Showcase processes, fills and ships orders from the Company's distribution center, usually within a 24 hour period after the order is placed by the distributor. Rexall Showcase allows its retail customers to return any product, for any reason, to the selling distributor within 30 days from the date of purchase for a total refund or replacement. Rexall Showcase then reimburses the selling distributor who has issued the refund or replacement. Prior to placing orders for additional products, distributors are required to certify that they have sold at least 70% of their prior order. In the event of termination of the relationship between Rexall Showcase and a distributor, Rexall Showcase will repurchase from such distributor all resaleable inventory purchased by such distributor within 12 months of such termination for 90% of the original net cost to the distributor. The Company provides for a reserve for such returns, however, to date, such returns have not been material.

     Rexall Showcase's success is dependent upon continued sales of its products to consumers by its distributors and the ongoing recruitment and maintenance of a motivated, experienced network of distributors. Rexall Showcase sponsors and conducts regional and national conventions in order to educate and recruit distributors, and employs various technologies and innovations which allow for fast and efficient communication and service between Rexall Showcase, its distributors and their customers. These include such tools as (i) the Autoship program, which allows products to be regularly shipped each month directly from Rexall Showcase to the end-user; and (ii) voice mail, which allows Rexall Showcase or its distributors to send phone messages to large numbers of distributors at once or communicate to specific distributors. The Company also maintains a dedicated department to provide information and assistance to distributors. The Company publishes and distributes a bi-monthly newsletter to inform its distributors of recent developments and other relevant information and to recognize the accomplishments of certain distributors. Rexall Showcase also offers participation in a stock option plan and stock purchase plan to distributors who reach certain sales targets.

  Mail Order

     The Company's mail order division markets products primarily under its SDV brand directly to consumers through catalogs and direct mailings. This division targets approximately 250,000 of the most active customers out of an approximate 585,000 household proprietary mailing list developed by the Company since its inception in 1976. The Company's SDV division offers approximately 400 products in approximately 490 SKUs, including a full line of vitamins, minerals and other nutritional supplements along with selected health-related products at prices which are competitive with those of other mail order companies. Net sales for the Company's SDV division have increased from $13.3 million in fiscal 1993 to $16.7 million in fiscal 1997. As the Company has focused primarily on its Sundown brand and Rexall Showcase, the Company has not allocated significant resources to its mail order division.

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

     In addition, the Company provides marketing support for its product lines by developing customized marketing programs. The Company's corporate communications and media department provides customer support by designing packaging displays and point of purchase material for customers as well as informative, easy-to-read labels and packages for the Company's products. The Company believes that its double-sided label gives it a shelf-facing advantage appreciated by retailers. Support for retail sales is further provided through various in-store merchandising centers, including information pamphlets for consumers, displays featuring key and topical products and "Nutrition News," a Company publication directed to pharmacists. The Company employs and contracts with merchandisers who periodically visit certain retailers to restock the shelves, place new orders and monitor and update the presentation of the Company's product line through floor displays, side wings, shelf-talkers, store signs, promotional packs and other individualized promotions.

     To further support sales, the Company has historically expended approximately 2% of its sales on advertising which primarily has consisted of cooperative support to retailers and some brand advertising on a limited basis. During the fourth quarter of fiscal 1997, the Company launched its first ever major national advertising campaign to support Osteo-Bi-Flex(TM), the Sundown division's new exclusive patented formula of glucosamine and chondroitin sulfate. The Company spent approximately $1.2 million in the fourth quarter of 1997 and intends to spend an additional $3.8 million in fiscal 1998 on this campaign. In addition, Dick Clark serves as the Company's national spokesperson, Sundown is the official vitamin brand of the Miami Dolphins and is the preferred nutritional supplier of vitamins and nutritional supplements for the Florida Panthers, and the Company sponsors various sports personalities and events. The Company expects to continue to use various forms of mass media advertisement, including national advertising, to build the national reputation and recognition of its brands, primarily Sundown.

     At November 1, 1997, the Company had a total sales force of approximately 40 employees responsible for accounts located throughout the United States, who are paid on a salary and incentive bonus basis. In addition, the Company utilizes a national brokerage alliance of approximately 50 independent representative organizations in the United States and internationally, substantially all of which sell the Company's brands on an exclusive basis in their respective product categories. The Company also had a total of approximately 90 employees devoted to customer service and support for retailers.

PRODUCT DEVELOPMENT

     The Company consistently introduces new and innovative products in a timely manner. New product ideas are generated from a variety of sources, including clinical studies reported in scientific and medical periodicals such as the New England Journal of Medicine and the Journal of the American Medical Association. The Company also responds to suggestions from vendors and consumers. Such product ideas are developed conceptually by the Company's product development team which consists of representatives of the Company's research and development, sales and marketing and purchasing departments and members of senior management. For select products, the Company's product development team is assisted by independent consultants. The ideas are then submitted to the Company's operations department which determines the overall feasibility of developing and producing the product. As part of this overall feasibility analysis, the Company's regulatory department conducts a thorough investigation of the safety and potential regulatory issues with respect to the new product, and reviews any patent and trademark issues. Following the regulatory department's review, the Company's purchasing department obtains any raw materials necessary to produce the new product and, after applicable testing, the Company begins production of an initial pilot sample to study various characteristics of the products. The Company's technical services department conducts tests on the pilot sample to ensure that the new product meets all applicable regulatory and internal quality standards. Based on these tests, final labels and product specifications, including any substantiated statements of nutritional support, such as structure and function claims for the new product, are developed, along with the final costs of production which are reviewed by the financial and marketing teams to determine that adequate margins can be obtained based on the anticipated sales price. The Company has typically been able to complete the cycle from product concept to final production in a period ranging from several weeks to several months. During fiscal 1997, the Company introduced 24 new products for Sundown, six new products for Rexall Showcase and 45 new products for other divisions.

MANUFACTURING AND QUALITY CONTROL

     In June 1994, the Company commenced manufacturing vitamin tablets at its 82,000 square foot plant located adjacent to the Company's administrative office building in Boca Raton, Florida. The Company's vitamin manufacturing facility enables the Company to better ensure continued sources of supply, reduce cost of goods sold and maintain high product quality. The Company recently expanded its manufacturing capacity for two-piece capsules at this facility. Currently, the Company manufactures approximately 60% of its products. The balance of the Company's vitamins and nutritional products are purchased from independent third parties that manufacture such products to the Company's specifications and standards. The Company does not presently intend to manufacture softgels and, accordingly, it will continue to purchase these products from independent suppliers. The Company will continue to monitor the cost of manufacturing other products in order to determine whether in-house manufacturing of such products would be cost-effective. The Company purchases all of its OTC pharmaceuticals from various independent suppliers. The Company's manufacturing and distribution operations employ over 450 persons and have been enhanced by the opening of its 65,000 square foot western distribution facility in Sparks, Nevada in October 1996 and its newly acquired 157,000 square foot warehousing and packaging facility in Deerfield Beach, Florida, which the Company anticipates will commence operations in December 1997.

     The Company emphasizes quality control. All of the Company's products are manufactured in accordance with the applicable Current Good Manufacturing Practices ("CGMPs") of the Food and Drug Administration ("FDA") and other applicable regulatory and compendial manufacturing standards, such as the United States Pharmacopeia ("USP"). All raw materials and finished products undergo various testing procedures, including sample testing, weight testing, purity testing and, where required, microbiological testing. Each year since November 1995, Shuster Laboratories, Inc., an independent quality assurance and testing service, has awarded the Company its highest rating issued to Shuster-inspected dietary supplement firms based on its review of the Company's manufacturing, laboratory testing and quality control procedures.

     Upon receipt by the Company of raw materials or finished products such as tablets or softgels at its manufacturing facilities, such raw materials or products are placed in quarantine and tested by the Company's technical services department. When the raw materials released from quality control are ready for production, they are blended and produced into tablets or two-piece capsules. The principal raw materials used in the manufacturing process are natural and synthetic vitamins and other dietary ingredients, which are purchased by the Company from bulk manufacturers in the United States and internationally and are believed to be readily available from numerous sources. Although the Company believes that all of its sources of raw materials and products are reliable, the Company's results of operations could be adversely impacted should it be forced to find replacement sources of supply on short notice.

GOVERNMENT REGULATION

     The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the "FTC"), the Consumer Products Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities, as well as foreign countries, in which the Company's products are sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements, OTC and prescription drugs and cosmetics. The regulations that are promulgated by the FDA relating to the manufacturing process are known as CGMPs, and are different for drug and food products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, OTC drugs, cosmetics and foods.

     The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives or as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

     DSHEA provides for specific nutritional labeling requirements for dietary supplements and final regulations have been published with an October 23, 1997 effective date for the notification to FDA of Statements of Nutritional Support and new dietary ingredients, and a March 23, 1999 effective date for the labeling provisions. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. Any statement of nutritional support beyond traditional claims must be accompanied by disclosure that the FDA has not evaluated such statement and that the product is not intended to cure or prevent any disease. The Company anticipates that the FDA will finalize CGMPs which are specific to dietary supplements and require at least some of the quality control provisions contained in the CGMPs for drugs, which are more rigorous than CGMPs for foods. The Company currently manufactures its vitamins and nutritional supplement products in compliance with the applicable food CGMPs.

     The Company cannot determine what effect such regulations implementing DSHEA, which were adopted on September 23, 1997, will have on its business in the future. Such regulations require expanded and different labeling for the Company's vitamins and nutritional supplement products and, among other things, require additional recordkeeping, warnings, notification procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. The Company believes that it is in material compliance with all applicable laws.

     DSHEA created two new governmental bodies, the Office of Dietary Supplements ("ODS") established within the National Institutes of Health, and the Presidential Commission on Dietary Supplements ("Commission"). The Commission which was established for two years to provide recommendations to the President and Congress for the regulation of supplement labeling and health claims, including procedures for making disease-related claims, issued its final report on November 24, 1997. Such report includes findings which are similar, and different in material respects from the FDA regulations on DSHEA. Such report further recommends that ODS, which is charged with coordinating research results and advising the Secretary of Health and Human Services on supplement regulation, safety and health claims, be funded as authorized by DSHEA. The Company cannot determine what effect such report will have on its business in the future, and such report could lead to legislative or regulatory changes to the final rules promulgated by the FDA under DSHEA.

     Although the vitamin and nutritional supplement industry is subject to regulation by the FDA and local authorities, dietary supplements, including vitamins, minerals, herbs and nutritional supplements, have now been statutorily affirmed as a food and not as a drug or food additive. Therefore, the regulation of dietary supplements is less restrictive than that imposed upon manufacturers and distributors of drugs or food additives. Unlike food additives and new drugs, which require regulatory approval of formulation, safety and labeling, and for drugs, efficacy prior to marketing, dietary supplement companies are authorized to make substantiated statements of nutritional support and to market manufacturer-substantiated-as-safe dietary supplement products without such FDA preclearances. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, product recalls and seizures, injunctions and criminal prosecutions.

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

COMPETITION

     The market for the sale of vitamins and nutritional supplements is highly competitive. There are numerous companies in the vitamin and nutritional supplement industry selling products to retailers, including mass merchandisers, drug store chains, independent drug stores and health food stores. Most companies are privately held and the Company is unable to precisely assess the size of its competitors or where it ranks in comparison to such privately held competitors with respect to sales to retailers. No company is believed to control more than 10% of this market.

     The market for OTC pharmaceuticals and health and beauty care products is highly competitive. Competition is based principally upon price, quality of products, customer service and marketing support. The Rexall brand competes with nationally advertised brand name products and private label products.

     Although Rexall Showcase competes with other health and nutritional food companies, the Company believes its primary competition stems from other direct sales companies. The Company competes in the recruitment of independent sales people with other network marketing organizations whose product lines may or may not compete with the Company's products.

     Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with other vitamin and nutritional supplement companies because of its competitive pricing, marketing strategies, sales support and the quality, uniqueness and breadth of its of product line.

TRADEMARKS AND PATENTS

     The Company owns trademarks registered with the United States Patent and Trademark Office or certain other countries for its Sundown(R), Thompson(R), Rexall Showcase International(R), Rexall(R) and other trademarks, and has rights to use other names material to its business. In addition, the Company has obtained trademarks for certain of its products, processes or slogans including Plenamins(R), Super Plenamins(R), SunVite(R), Ultra Max(R), Perfect Iron(R), Perfect Antioxidant(R), Ginstamina(R), Circus Chews(R), Digest-It(R), Bios(R), Bios Life 2(R), Showcase Nutritionals(R), Calmplex 2000(R), Metaba-trol(R), Cellular Essentials(R), Cardio Basics(R), Nature Force(R), PMS Balance(R), Human Nature(R), Mature Choices(R), Multiple Choice(R), Memory Plus(R), In-Vigor-ol(R), Reliev-ol(R), Defend-ol(R), Intern-ol(R), Traum-ex(R) and Advanced Release Technology(R). The Company has trademark and service mark applications pending for Osteo-Bi-Flex(TM), Gluco-Pro 900(TM), Meta-Essent-ol(TM), Vascular Complete(TM), Smokease(TM), Tomorrow's Nutrition Today(TM), Vision Essentials(TM), Clear Thoughts(TM), Rexweb(SM), Rextel(SM) and The Best Vitamins Under the Sun(TM). Federally registered trademarks have perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement. The Company owns certain patents in the United States and Canada, including several patents relating to its Bios Life 2 and Bios Life 2 Natural weight management products and a patent for dual-sided labels in the vitamin industry. The Company currently markets its Osteo-Bi-Flex(TM) glucosamine and chondroitin sulfate dietary supplement, which has been reported in various clinical studies to provide nutritional benefits which may help to promote healthy, mobile joint function and connective tissue health, as the exclusive licensee in the United States and Canada of over-the-counter dietary supplements manufactured under two United States Patents and one Canadian Patent Application. Although the Company owns the Rexall(R) trademark, none of the operating Rexall Drug Stores are owned by the Company or have any obligation to purchase products from the Company.

PRODUCT LIABILITY INSURANCE

     The Company, like other manufacturers, wholesalers, distributors and retailers of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. The Company currently has product liability insurance for its operations in amounts the Company believes are adequate for its operations. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities. The Company requires that each of its suppliers certify that it carries adequate product liability insurance covering the Company.

EMPLOYEES

     As of November 18, 1997, the Company employed approximately 820 full-time persons. None of the Company's employees are represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES.

     As of November 18, 1997, the Company owned or leased the following facilities:

                                                    APPROXIMATE   LEASED OR    EXPIRATION DATE
LOCATION                    TYPE OF FACILITY        SQUARE FEET     OWNED         OF LEASE
--------               ---------------------------  -----------   ---------  -------------------
Boca Raton,
  Florida............  Administrative Offices          58,000       Owned            --
Boca Raton,
  Florida(1).........  Administrative Offices          92,000       Owned            --
Boca Raton,
  Florida............  Administrative Offices          10,400      Leased       November 1998
Boca Raton,            Manufacturing and
  Florida............  Production                      82,000       Owned            --
Boca Raton,
  Florida............  Warehouse and Distribution     100,000       Owned            --
Deerfield Beach,
  Florida(2).........  Warehouse and Packaging        157,000       Owned            --
Sparks, Nevada.......  Warehouse and Distribution      65,000      Leased      September 1999
Boca Raton,
  Florida............  Warehouse and Distribution      60,000      Leased        March 1998
Hong Kong, China.....  Administrative Offices           7,700      Leased         July 2000
Mexico City,           Administrative Offices,
  Mexico(3)..........  Warehouse and Distribution       5,600      Leased       December 1997
Seoul, South           Administrative Offices,
  Korea(4)...........  Distribution Service Center
                       and Warehouse                   16,800      Leased    February-April 1998

---------------

(1) The Company acquired this facility in November 1997. The previous owner will occupy such facility until April 1998 and the Company intends to occupy this facility in the fourth quarter of fiscal 1998.
(2) The Company acquired this facility in May 1997, is currently retrofitting it for use as a packaging and warehouse facility and intends to commence operations in such facility in December 1997.
(3) The Company also leases three small distribution service centers in Cuernavaca, Guadalajara and Mexico City, Mexico. The Company intends to extend the lease on its administrative offices upon expiration of the current lease.
(4) The Company leases administrative, distribution service and warehouse facilities which leases expire in February, March and April 1998, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

     L-Tryptophan Litigation. Numerous unrelated manufacturers, distributors, suppliers, importers and retailers of manufactured L-tryptophan are or were defendants in an estimated 2,000 lawsuits brought in federal and state courts seeking compensatory and punitive damages for alleged personal injury from ingestion of products containing manufactured L-tryptophan. The Company has been named in 27 lawsuits, of which 25 have been settled or discontinued through November 1997 and additional suits may be filed. Prior to a request from the FDA in November 1989 for a national, industry-wide recall, the Company halted sales and distribution of, and also ordered a recall of, L-tryptophan products. Subsequently, the FDA indicated that there is a strong epidemiological link between the ingestion of the allegedly contaminated L-tryptophan and a blood disorder known as eosinophilia myalgia syndrome ("EMS"). Investigators at the United States Center for Disease Control suspect that a contaminant was introduced during the manufacture of the product in Japan. While intensive independent investigations are continuing, there has been no indication that EMS was caused by any formulation or manufacturing fault of the Company's supplier or any of the other companies that manufactured tablets or capsules containing L-tryptophan.

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

     It is the intention of the Company to hold SDA, and if necessary, SDK, responsible for any liabilities and expenses incurred in connection with this litigation, even if the Indemnification Agreement is terminated. SDA has posted a revolving irrevocable letter of credit of $20 million to be used for the benefit of the Company and other indemnified parties if SDA is unable or unwilling to satisfy any claims or judgments. Although the parties have agreed that the letter of credit will be replenished as needed, there can be no assurance that such replenishment will occur or that there will be sufficient funds available for the satisfaction of any and all claims or judgments. The Company has product liability insurance, as does its supplier of L-tryptophan products, which the Company believes provides coverage for all of its L-tryptophan products subject to these claims, including legal defense costs. Due to the multitude of defendants, the probability that some or all of the total liability will be assessed against other defendants and the fact that discovery in these actions is not complete, it is impossible to predict the outcome of these actions or to assess the ultimate financial exposure of the Company. The Company does not believe the outcome of these actions will have a material adverse effect on the Company and, therefore, no provision has been made in the Consolidated Financial Statements for any loss that may be incurred by the Company as a result of these actions.

     Hines Litigation. In April 1992, an action was commenced in the United States District Court for the Southern District of Florida (CIV 92-6387) by Patrick J. Hines, on behalf of himself and others similarly situated against the Company, Rexall Showcase and certain of its officers. The complaint alleges, among other things, violation of the United States securities laws, RICO and unfair advertising with respect to the operations of Rexall Showcase. Virtually identical lawsuits on behalf of various plaintiffs were filed at approximately the same time against various other direct sales companies by two law firms, including the law firm representing Mr. Hines. The Company and Rexall Showcase filed a motion to dismiss the complaint on numerous grounds, including failure to state a cause of action and violations of the federal civil procedural rules. Such motion was granted in June 1994 and the plaintiff filed a new complaint. The allegations in Plaintiff's Second Amended Complaint were similar to the original complaint and included additional claims of violations of various Florida statutes, including those relating to deceptive advertising, business opportunities, franchises and securities. On August 8, 1997, the court dismissed those claims for relief alleging fraud in connection with the offer and sale of securities, federal racketeering violations under RICO and state law racketeering claims, common law fraud and deceit, illegal lottery and business opportunities state law violations. Plaintiff filed a Third Amended Complaint in response to such order, and on October 31, 1997, the Company and Rexall Showcase filed a motion to dismiss the Third Amended Complaint on numerous grounds, including the failure to state a federal cause of action. Although the Company believes that such lawsuit is without merit, no assurances can be given in this regard. The Company will vigorously defend itself and believes any adverse decision will not have a material adverse impact on the Company or Rexall Showcase.

     Other Litigation. The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to the vote of security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning the executive officers of the Company:

NAME                             AGE                         POSITION
----                             ---                         --------
Carl DeSantis..................  58    Chairman of the Board
Christian Nast.................  66    President, Chief Executive Officer and Director
Dean DeSantis..................  35    Senior Vice President -- Operations, Chief Operating
                                       Officer and Director
Damon DeSantis.................  33    Executive Vice President, President of Rexall
                                       Showcase and Director
Nickolas Palin.................  50    President -- Sundown Vitamins and Director
Gary Malloch...................  55    Executive Vice President
Geary Cotton...................  46    Vice President -- Finance, Chief Financial Officer
                                       and Treasurer
Richard Werber.................  45    Vice President -- Legal Affairs, General Counsel and
                                         Secretary
Gerald Holly...................  53    Executive Vice President -- Operations

     Carl DeSantis founded the Company in 1976 and has served as Chairman of the Board of the Company since its inception, served as Chief Executive Officer from the Company's inception to February 1997 and served as its President from 1976 to April 1995. Mr. DeSantis has had over 17 years of experience with retail drug store companies, including Super-X Drug Stores and Walgreen Drug Stores. He is the father of Dean DeSantis and Damon DeSantis.

     Christian Nast has been President of the Company since April 1995, Chief Executive Officer since February 1997 and a Director of the Company since October 1993. He served as Chief Operating Officer of the Company from April 1995 to February 1997. From December 1989 to April 1995, Mr. Nast was employed by Colgate Palmolive Company as its Executive Vice President -- North America. Mr. Nast has over 40 years of experience in the consumer products industry with companies such as Bristol-Myers Squibb Company, Chesebrough-Ponds, Inc. and the Procter & Gamble Company.

     Dean DeSantis has been Senior Vice President -- Operations of the Company since June 1989, Chief Operating Officer since February 1997, a Director of the Company since March 1990 and joined the Company in 1985. He is the son of Carl DeSantis and the brother of Damon DeSantis.

     Damon DeSantis has been President of Rexall Showcase since January 1993, Executive Vice President and a Director of the Company since July 1988, and was a Vice President of the Company from September 1983, when he joined the Company, until July 1988. He is the son of Carl DeSantis and the brother of Dean DeSantis.

     Nickolas Palin has been President -- Sundown Vitamins since September 1997, a Director of the Company since December 1995 and joined the Company in 1984. He served as Senior Vice President -- Sales and Marketing of the Company from August 1989 to September 1997.

     Gary Malloch has been Executive Vice President of the Company since joining the Company in February 1997. From 1994 to 1996, Mr. Malloch served as President and Chief Executive Officer of Kayser-Roth Corporation and from 1989 to 1994, served as President of that company's Sheer Hosiery Division.

     Geary Cotton has been Chief Financial Officer of the Company since August 1989, Vice President-Finance and Treasurer of the Company since March 1993 and joined the Company in 1986. Mr. Cotton is a Certified Public Accountant.

     Richard Werber has been Vice President -- Legal Affairs and General Counsel of the Company since August 1991 and Secretary of the Company since March 1993. Prior to that, Mr. Werber was a partner in the law firm of Holland & Knight.

     Gerald Holly has been Executive Vice President -- Operations of the Company since joining the Company in November 1997. For the past twenty-five years, Mr. Holly has served in various capacities for Pharmavite Corp., a subsidiary of Otsuka Pharmaceutical Company, Ltd. of Japan, including Executive Vice
President -- Operations since 1992.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock was first listed and began trading on the Nasdaq National Market on June 18, 1993 under the symbol RXSD.

     Set forth below are the high and low closing sales prices of the Common Stock as reported on the Nasdaq National Market for the periods indicated, retroactively adjusted to reflect the two-for-one stock split effected on October 23, 1997.

                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED AUGUST 31, 1996:
  First Quarter.............................................  $ 6.50   $ 4.54
  Second Quarter............................................    9.50     5.84
  Third Quarter.............................................   18.50     8.38
  Fourth Quarter............................................   18.13    10.63
FISCAL YEAR ENDED AUGUST 31, 1997:
  First Quarter.............................................   19.62    11.81
  Second Quarter............................................   16.56    11.88
  Third Quarter.............................................   13.81     9.63
  Fourth Quarter............................................   19.50    13.56

     The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time, as well as such other factors as the Company's Board of Directors may deem relevant. The Company's current line of credit prohibits the payment of any dividends on the Company's Common Stock. The approximate number of benefical owners and record holders of the Common Stock as of November 18, 1997 was 15,000 and 860, respectively.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data presented below is derived from the Consolidated Financial Statements of the Company. The Consolidated Financial Statements as of and for the years ended August 31, 1997, 1996, 1995, 1994, and 1993 have been audited by Coopers & Lybrand L.L.P., independent accountants. The following information should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes and other consolidated financial information included herein. Certain amounts have been reclassified to conform with the 1997 presentation.

                                                          FISCAL YEAR ENDED AUGUST 31,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net sales...................................  $263,369   $187,040   $148,734   $113,335   $ 92,616
Cost of sales...............................    98,764     70,987     64,511     54,125     45,245
                                              --------   --------   --------   --------   --------
  Gross profit..............................   164,605    116,053     84,223     59,210     47,371
Selling, general and administrative
  expenses..................................   114,318     85,166     64,512     45,668     36,598
                                              --------   --------   --------   --------   --------
  Operating income..........................    50,287     30,887     19,711     13,542     10,773
Other income (expense), net.................     4,251      1,204      (-507)       177        347
                                              --------   --------   --------   --------   --------
Income before income tax provision..........    54,538     32,091     19,204     13,719     11,120
                                              --------   --------   --------   --------   --------
Income from continuing operations (pro
  forma)(1).................................    35,061     20,293     12,338      8,572      7,104
Loss from discontinued operations(2)........        --         --    (-7,976)   (-2,377)        --
                                              --------   --------   --------   --------   --------
          Net income (pro forma)(1).........  $ 35,061   $ 20,293   $  4,362   $  6,195   $  7,104
                                              ========   ========   ========   ========   ========
Income (loss) per common share (pro
  forma)(1)
  Continuing operations.....................  $   0.52   $   0.33   $   0.21   $   0.15   $   0.15
  Discontinued operations...................        --         --      (0.14)     (0.04)        --
          Net income per share..............  $   0.52   $   0.33   $   0.07   $   0.11   $   0.15
                                              ========   ========   ========   ========   ========
Weighted average shares outstanding.........    67,908     61,452     58,994     58,538     46,336
                                              ========   ========   ========   ========   ========

                                                                    AUGUST 31,
                                                 -------------------------------------------------
                                                   1997       1996      1995      1994      1993
                                                 --------   --------   -------   -------   -------
BALANCE SHEET DATA:
Working capital................................  $145,629   $ 54,133   $29,292   $21,027   $28,771
Total assets...................................   224,114    103,095    67,351    61,633    53,126
Long term debt, net of current portion.........        --        105       448       776     1,151
Shareholders' equity...........................   191,589     86,692    55,038    48,962    41,714

---------------

(1) The Company was an S Corporation until June 1993 and accordingly was not subject to corporate income taxes until the termination of its S Corporation status. For fiscal year 1993, income from continuing operations, net income, income per share from continuing operations and net income per share have been computed as if the Company was subject to corporate income taxes, based on tax laws in effect during such periods.
(2) Net of tax benefit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. Additionally, certain divisional data of the Company is set forth in Item
1 -- "Business -- Sales by Distribution Channel."

     Revenue from the sale of the Company's products is recognized at the time products are shipped. Net sales are net of all discounts, allowances, returns and credits. Initial costs associated with acquiring sales agreements with certain retail customers are amortized over the expected term of the relevant agreement and the amortization of such costs is recorded as a reduction in net sales. Approximately 96.6% and 96.2% of the Company's net sales in fiscal 1997 and 1996, respectively, were of products sold under one of the following brand names: Sundown, Rexall Showcase, Rexall, Thompson, SDV and Rexall Managed Care. Sales of private label products accounted for approximately 3.4% and 3.8% of net sales for fiscal 1997 and 1996, respectively.

     Cost of goods sold includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. The majority of the Company's products are in tablet, softgel or two-piece capsule forms. In 1994, the Company initiated manufacturing, beginning with vitamins in tablet form, which resulted in lower costs than outsourcing such manufacturing. Presently, the Company manufactures approximately 80% of its tablet and two-piece formulations. The Company does not presently intend to manufacture softgel formulations or other products. Currently, the Company's manufacturing and packaging operations are in one 82,000 square foot facility. In May 1997, the Company purchased a 157,000 square foot building which will serve as a new packaging and warehouse facility, which facility is expected to commence operations in December 1997. The new facility will allow the Company to more than double its tablet manufacturing and packaging operations.

     Gross margins are impacted by changes in the relative sales mix among the Company's channels of distribution. In particular, gross margin is positively impacted if sales of Rexall Showcase increase as a percentage of net sales because such products command a higher gross margin. In a related manner, selling, general and administrative expenses as a percentage of net sales are typically higher if sales of Rexall Showcase increase as a percentage of net sales because of the commissions paid to Rexall Showcase's independent distributors. Historically, operating margins from sales to retailers and mail order have been higher than operating margins from the Rexall Showcase division.

     On August 31, 1995, the Company approved a plan to divest Pennex Laboratories, Inc. ("Pennex"), its subsidiary which manufactured and sold OTC pharmaceuticals. The fiscal 1995 results of Pennex have been presented as discontinued operations in the Consolidated Financial Statements. See
"-- Discontinued Operations."

     On November 5, 1996 the Company consummated a public offering (the "Offering") of 8,000,000 shares of Common Stock. Of those shares, 4,000,000 were sold by the Company and 4,000,000 were sold by certain shareholders of the Company. On December 3, 1996, the underwriters' over-allotment option to purchase an additional 1,200,000 shares was exercised. Of those 1,200,000 shares, 800,000 were sold by the Company and 400,000 were sold by a shareholder of the Company. The Company intends to use the net proceeds received from the Offering primarily to acquire complementary products, product lines or businesses, to provide working capital and for general corporate purposes.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                              FISCAL YEAR ENDED AUGUST 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Net sales...................................................    100.0%     100.0%     100.0%
Cost of sales...............................................     37.5       38.0       43.4
                                                                -----      -----      -----
  Gross profit..............................................     62.5       62.0       56.6
Selling, general and administrative expenses................     43.4       45.5       43.4
                                                                -----      -----      -----
  Operating income..........................................     19.1       16.5       13.2
Other income (expense), net.................................      1.6         .6       (0.3)
                                                                -----      -----      -----
Income before income tax provision..........................     20.7       17.1       12.9
Net income(1)...............................................     13.3%      10.8%       8.3%

---------------

(1) From continuing operations in 1995.

  Fiscal Year Ended August 31, 1997 Compared To Fiscal Year Ended August 31,
1996

     Net sales for fiscal 1997 were $263.4 million, an increase of $76.3 million or 40.8% over fiscal 1996. Of the $76.3 million increase, sales to retailers accounted for $47.4 million, an increase of 50.3% over fiscal 1996. Net sales to Wal*Mart increased by $30.0 million in fiscal 1997. Initial distribution to Wal*Mart began during fiscal year 1996 and fiscal 1997 reflects the first full year of distribution of Sundown product offerings at Wal*Mart. The remaining increase in sales to retailers was primarily attributable to increased distribution as well as an increase in the Company's existing customer base business. Net sales of the Company's direct sales subsidiary, Rexall Showcase, increased by $28.7 million, an increase of 37.6% over fiscal 1996. Net sales of the Company's mail order division, SDV, increased by $231,000 or 1.4% over fiscal 1996. The increase in net sales in each division was primarily due to increased unit sales.

     Gross profit for fiscal 1997 was $164.6 million, an increase of $48.6 million or 41.8% over fiscal 1996. As a percentage of net sales, gross margin increased from 62.0% for fiscal 1996 to 62.5% for fiscal 1997. The increase in gross margin was due, in part, to an increase in net sales of products with higher margins and improved margins as a result of manufacturing efficiencies achieved from higher volume at the Company's vitamin manufacturing facility. Net sales of Rexall Showcase, whose products have higher margins, remained relatively constant as a percent of the Company's sales representing 40.9% of total Company net sales in fiscal 1996 compared to 40.0% in fiscal 1997.

     Selling, general and administrative expenses for fiscal 1997 were $114.3 million, an increase of $29.2 million or 34.2% over fiscal 1996. As a percentage of net sales, such expenses decreased from 45.5% for fiscal 1996 to 43.4% for fiscal 1997, primarily as a result of increased net sales and the relatively fixed nature of such expenses, except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expense. Such commission expense increased by $14.3 million over fiscal 1996.

     Other income, net, increased from $1.2 million in fiscal 1996 to $4.3 million in fiscal 1997 primarily as a result of increased interest income. Interest income for fiscal 1997 was $4.3 million, as compared to $1.3 million for fiscal 1996. Such increase was primarily a result of investment of the Company's available cash balances, which were higher in fiscal 1997 than fiscal 1996, primarily due to the net proceeds of $62.3 million received from the Offering.

     Income before income tax provision was $54.5 million for fiscal 1997, an increase of $22.4 million or 70.0% over fiscal 1996. As a percentage of net sales, income from continuing operations before income tax provision increased from 17.1% for fiscal 1996 to 20.7% for fiscal 1997.

     Net income was $35.1 million for fiscal 1997, an increase of $14.8 million or 72.8% over fiscal 1996. As a percentage of net sales, income from continuing operations increased from 10.8% for fiscal 1996 to 13.3% for fiscal 1997 due to the reasons described above and also as a result of a lower effective tax rate of 35.7% in fiscal

1997 compared to 36.8% in fiscal 1996 primarily as a result of tax-free interest on certain of the Company's cash and cash equivalents marketable securities.

Fiscal Year Ended August 31, 1996 Compared To Fiscal Year Ended August 31, 1995

     Net sales for fiscal 1996 were $187.0 million, an increase of $38.3 million or 25.8% over fiscal 1995. Of the $38.3 million increase, sales to retailers accounted for $14.0 million, an increase of 17.4% over fiscal 1995. The increase in sales to retailers was partially attributable to approximately $7.0 million of initial shipments of Sundown products to Wal*Mart and Thrifty-Payless in the second half of fiscal 1996. Net sales of the Company's direct sales subsidiary, Rexall Showcase, increased by $23.9 million, an increase of 45.4% over fiscal 1995. The increase in direct sales was partially due to the commencement of Rexall Showcase's operations in Mexico in February 1996 and South Korea in April 1996. Net sales of the Company's mail order division, SDV, increased by $463,000 or 2.9% over fiscal 1995. The increase in net sales in each division was primarily due to increased unit sales.

     Gross profit for fiscal 1996 was $116.1 million, an increase of $31.8 million or 37.8% over fiscal 1995. As a percentage of net sales, gross margin increased from 56.6% for fiscal 1995 to 62.0% for fiscal 1996. The increase in gross margin was due primarily to an increase in net sales of products with higher margins, related principally to the increased net sales of Rexall Showcase as a percentage of the Company's net sales whose sales represented 40.9% of the Company's net sales in fiscal 1996 compared to 35.4% in fiscal 1995. The increase was also due, in part, to improved margins as a result of manufacturing efficiencies achieved from higher volume at the Company's vitamin manufacturing facility.

     Selling, general and administrative expenses for fiscal 1996 were $85.2 million, an increase of $20.7 million or 32.0% over fiscal 1995. As a percentage of net sales, such expenses increased from 43.4% for fiscal 1995 to 45.5% for fiscal 1996, primarily as a result of increased sales of Rexall Showcase as a percentage of the Company's net sales. In addition, selling, general and administrative expenses associated with Rexall Showcase increased due to the commencement of international operations. This increase was partially offset by reductions of other divisions' selling, general and administrative expenses as a percentage of net sales. The reduction in other divisions' selling, general and administrative expenses was due in part to new incentive and cost control programs initiated by management in fiscal 1996.

     Other income, net, increased from a net expense of $507,000 in fiscal 1995 to net income of $1.2 million in fiscal 1996 primarily as a result of increased interest income and decreased interest expense. Interest income for fiscal 1996 was $1.3 million, as compared to $119,000 for fiscal 1995. Such increase was primarily a result of investment of the Company's available cash balances, which were higher in fiscal 1996 than fiscal 1995, and interest received in fiscal 1996 from the note receivable related to the sale of Pennex's assets, which interest is at a higher rate than the Company's average rate of return on available cash balances. Interest expense for fiscal 1996 was $40,000 as compared to $424,000 for fiscal 1995 as there were no borrowings under the Company's line of credit in fiscal 1996.

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

DISCONTINUED OPERATIONS

     On September 30, 1993, the Company acquired substantially all the assets of Pennex Products Co., Inc., a manufacturer of OTC pharmaceuticals. The assets primarily consisted of a 300,000-square-foot manufacturing and distribution facility along with all manufacturing equipment and inventory located on approximately 22 acres in Verona, Pennsylvania. The purchase price was $5.1 million in cash. On August 31, 1995, the Company approved a plan to divest Pennex and the Company's Consolidated Financial Statements have been presented to include Pennex's results as discontinued operations. In the fourth quarter of fiscal 1995, the Company recorded an estimated loss on the disposition of Pennex in the amount of $3.7 million, net of the related tax benefit of $2.1 million, for the loss on disposition of the related assets and liabilities of Pennex and other expenses related to the closing of Pennex. This amount included $964,000 for the estimated operating losses of Pennex during the phase-out period. On November 17, 1995, Pennex ceased operations and on February 1, 1996, substantially all the remaining assets of Pennex were sold for $6,495,000. The Company received a $500,000 deposit and a collateralized note for the balance. The terms of such note provided for interest at 12%, payable monthly through March 1996. The rate of interest increased to 18% on April 1, 1996, although interest is currently being paid at 12% with the balance accruing until the note is due in full. The note was assigned from Pennex to the Company as partial consideration for amounts owed to the Company by Pennex. The Company has been recording interest income on the 12% interest paid to the Company. As of September 1, 1997, the Company extended the maturity of the collateralized note related to the sale of the assets of Pennex Laboratories, Inc. to April 15, 1998. Interest continues to accrue and is payable in accordance with the previous terms.

     As of August 31, 1997, the Company had recorded net assets of discontinued operations of $4.1 million. Assuming full collection of the balance of the collateralized note, the Company expects to record a reduction to the estimated loss on disposition of approximately $1.4 million (net of tax) or $.02 per share, which would be reflected as an adjustment to discontinued operations.

QUARTERLY RESULTS OF OPERATIONS; SEASONALITY

     The following table sets forth certain quarterly financial data for fiscal 1997 and 1996. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results of any future period.

                                                 FISCAL 1997                             FISCAL 1996
                                    -------------------------------------   -------------------------------------
                                     FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                    -------   -------   -------   -------   -------   -------   -------   -------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.........................  $56,070   $58,534   $69,613   $79,152   $40,679   $40,371   $54,568   $51,422
Operating income..................   10,936    12,079    13,114    14,158     5,540     6,246     9,197     9,904
Income from continuing
  operations(1)...................    7,242     8,551     9,280     9,988     3,556     4,074     6,134     6,529
Income per share from continuing
  operations(1)(2)................  $  0.11   $  0.12   $  0.14   $  0.15   $  0.06   $  0.07   $  0.10   $  0.10

---------------

(1) Does not reflect discontinued operations. See "Selected Consolidated Financial Data," "-- Discontinued Operations" and Notes to the Consolidated Financial Statements.
(2) Reflects adjustment to give retroactive effect to the two-for-one stock split effected on October 23, 1997.

     The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $145.6 million as of August 31, 1997, compared to $54.1 million as of August 31, 1996. This increase was principally the result of increased cash and cash equivalents, and marketable securities, as a result of the net proceeds from the Offering and inventory and trade accounts receivable due to higher sales in fiscal 1997 compared to fiscal 1996.

     Net cash provided by operating activities for fiscal 1997 was $37.4 million compared to $19.6 million for fiscal 1996. Net cash provided by operating activities increased primarily due to increased net income. Net cash used in investing activities was $34.1 million for fiscal 1997 compared to $13.5 million for fiscal 1996. Net cash used in investing activities, including $13.3 million used for capital expenditures, increased primarily due to the purchase of marketable securities in fiscal 1997. Net cash provided by financing activities was $65.2 million for fiscal 1997 compared to $6.2 million for fiscal 1996 reflecting $62.3 million of net proceeds received from the Offering.

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

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     Recent pronouncements of the Financial Accounting Standards Board include SFAS No. 128, "Earnings Per Share," which is not required to be adopted until fiscal 1998, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are not required to be adopted until fiscal 1999.

     SFAS No. 128 changes the method of calculating earnings per share. The statement requires the presentation of "basic" earnings per share ("EPS") and "diluted" EPS on the face of the income statement. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company has not yet determined the impact, if any, the adoption will have on the Company's financial statements.

     SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company has not yet determined the effects, if any, the adoption will have on the Company's financial statements.

     SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not yet determined the effects, if any, the adoption will have on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary data for the Company are on the following pages F-1 through F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-2

  Consolidated Balance Sheets...............................   F-3

  Consolidated Statements of Operations.....................   F-4

  Consolidated Statements of Shareholders' Equity...........   F-5

  Consolidated Statements of Cash Flows.....................   F-6

  Notes to Consolidated Financial Statements................   F-7

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexall Sundown, Inc. and subsidiaries as of August 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Fort Lauderdale, Florida
October 10, 1997

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  AUGUST 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 81,942   $ 13,450
  Restricted cash...........................................        --        278
  Marketable securities.....................................    24,829      7,988
  Trade accounts receivable, net of allowance for doubtful
     accounts of $78 at August 31, 1997 and 1996............    22,294     12,413
  Inventory.................................................    38,623     28,179
  Prepaid expenses and other current assets.................     5,941      4,015
  Net current assets of discontinued operations.............     4,076      3,855
                                                              --------   --------
          Total current assets..............................   177,705     70,178
Property, plant and equipment, net..........................    33,789     24,078
Other assets................................................    12,620      8,839
                                                              --------   --------
          Total assets......................................  $224,114   $103,095
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 11,781   $  5,599
  Accrued expenses and other current liabilities............    20,190     10,100
  Current portion of long-term debt.........................       105        346
                                                              --------   --------
          Total current liabilities.........................    32,076     16,045
Long-term debt..............................................        --        105
Other liabilities...........................................       449        253
                                                              --------   --------
          Total liabilities.................................    32,525     16,403
                                                              --------   --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
     shares, no shares outstanding..........................        --         --
  Common stock, $.01 par value; authorized 100,000,000
     shares, shares issued: 67,260,018 and 61,320,256,
     respectively...........................................       673        307
  Capital in excess of par value............................   123,402     53,563
  Retained earnings.........................................    68,004     32,943
  Cumulative translation adjustment.........................      (490)      (121)
                                                              --------   --------
          Total shareholders' equity........................   191,589     86,692
                                                              --------   --------
          Total liabilities and shareholders' equity........  $224,114   $103,095
                                                              ========   ========

                            See accompanying notes.

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    YEARS ENDED AUGUST 31,
                                                             ------------------------------------
                                                                1997         1996         1995
                                                             ----------   ----------   ----------
Net sales..................................................  $  263,369   $  187,040   $  148,734
Cost of sales..............................................      98,764       70,987       64,511
                                                             ----------   ----------   ----------
          Gross profit.....................................     164,605      116,053       84,223
Selling, general and administrative expenses...............     114,318       85,166       64,512
                                                             ----------   ----------   ----------
          Operating income.................................      50,287       30,887       19,711
Other income (expense):
  Interest income..........................................       4,306        1,251          119
  Interest expense.........................................         (95)         (40)        (424)
  Other income (expense)...................................          40           (7)        (157)
  Minority interests in income of consolidated
     subsidiary............................................          --           --          (45)
                                                             ----------   ----------   ----------
Income before income tax provision.........................      54,538       32,091       19,204
Income tax provision.......................................      19,477       11,798        6,866
                                                             ----------   ----------   ----------
Income from continuing operations..........................      35,061       20,293       12,338
Discontinued operations:
  Loss from discontinued operations (net of tax benefit of
     $2,425)...............................................          --           --       (4,278)
  Loss on disposal of discontinued operations including a
     provision of $964 for operating losses during the
     phase-out period (net of tax benefit of $2,057).......          --           --       (3,698)
                                                             ----------   ----------   ----------
Net income.................................................  $   35,061   $   20,293   $    4,362
                                                             ==========   ==========   ==========
Income (loss) per share:
  Continuing operations....................................  $      .52   $      .33   $      .21
  Discontinued operations..................................          --           --         (.08)
  Disposal of discontinued operations......................          --           --         (.06)
                                                             ----------   ----------   ----------
          Net income per share.............................  $      .52   $      .33   $      .07
                                                             ==========   ==========   ==========
Weighted average common shares outstanding.................  67,907,714   61,452,464   58,994,332
                                                             ==========   ==========   ==========

                            See accompanying notes.

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                     CAPITAL IN              CUMULATIVE
                                               NUMBER OF    COMMON   EXCESS OF    RETAINED   TRANSLATION
                                                 SHARES     STOCK    PAR VALUE    EARNINGS   ADJUSTMENT
                                               ----------   ------   ----------   --------   -----------
Balance at August 31, 1994...................  19,430,000    $194     $ 40,480    $ 8,288       $  --
  Net income.................................          --      --           --      4,362          --
  Exercise of stock options..................      80,500       1          428         --          --
  Tax benefit from exercise of options.......          --      --          285         --          --
  Issuance of shares for non-compete
     agreement...............................     100,200       1          999         --          --
                                               ----------    ----     --------    -------       -----
Balance at August 31, 1995...................  19,610,700     196       42,192     12,650          --
  Net income.................................          --      --           --     20,293          --
  Exercise of stock options..................   1,244,078      13        6,469         --          --
  Tax benefit from exercise of options.......          --      --        5,000         --          --
  Three-for-two common stock split...........   9,805,350      98          (98)        --          --
  Cumulative translation adjustment..........          --      --           --         --        (121)
                                               ----------    ----     --------    -------       -----
Balance at August 31, 1996...................  30,660,128     307       53,563     32,943        (121)
  Net income.................................          --      --           --     35,061          --
  Common stock offering......................   2,400,000      24       62,263         --          --
  Exercise of stock options..................     569,881       6        3,210         --          --
  Tax benefit from exercise of options.......          --      --        4,188         --          --
  Compensatory stock options issued..........          --      --          514         --          --
  Two-for-one common stock split.............  33,630,009     336         (336)        --          --
  Cumulative translation adjustment..........          --      --           --         --        (369)
                                               ----------    ----     --------    -------       -----
Balance at August 31, 1997...................  67,260,018    $673     $123,402    $68,004       $(490)
                                               ==========    ====     ========    =======       =====

                             See accompanying notes

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED AUGUST 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Cash flows provided by (used in) operating activities:
  Net income...............................................  $ 35,061    $ 20,293    $  4,362
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation..........................................     3,570       2,797       2,400
     Amortization..........................................     1,523       1,202         400
     Loss (gain) on sale of property and equipment.........         6         (18)        158
     Minority interest.....................................        --          --          45
     Deferred income taxes.................................      (429)      2,076      (1,789)
     Foreign exchange translation adjustment...............      (369)       (121)         --
     Compensatory stock options issued.....................       514          --          --
     Changes in assets and liabilities:
       Trade accounts receivable...........................    (9,881)     (5,456)     (1,276)
       Inventory...........................................   (10,444)     (7,667)     (3,063)
       Prepaid expenses and other current assets...........     1,926      (1,543)        102
       Other assets........................................      (472)     (5,501)         85
       Accounts payable....................................     6,182           7      (2,523)
       Accrued expenses and other current liabilities......    14,101       9,137       2,493
       Other liabilities...................................       196         253         (22)
       Discontinued operations -- non cash charges and
          changes in assets and liabilities................      (221)      4,153       2,923
                                                             --------    --------    --------
          Net cash provided by operating activities........    37,411      19,612       4,295
                                                             --------    --------    --------
Cash flows provided by (used in) investing activities:
  Purchase of marketable securities........................   (37,828)     (5,988)         --
  Proceeds from sale of marketable securities..............    20,988          --          12
  Acquisition of property, plant and equipment.............   (13,305)     (5,391)     (3,590)
  Acquisition of computer software.........................    (4,227)     (1,835)       (409)
  Proceeds from sale of property and equipment.............        18          23           5
  Investing activities of discontinued operations..........        --          --      (1,160)
  Restricted cash..........................................       278        (278)         --
                                                             --------    --------    --------
          Net cash used in investing activities............   (34,076)    (13,469)     (5,142)
                                                             --------    --------    --------
Cash flows provided by (used in) financing activities:
  Proceeds from bank line of credit........................        --          --      10,500
  Payments on bank line of credit..........................        --          --     (10,500)
  Net proceeds from offering...............................    62,287          --          --
  Principal payments on long-term debt.....................      (346)       (329)       (306)
  Exercise of options to purchase common stock.............     3,216       6,482         429
                                                             --------    --------    --------
          Net cash provided by financing activities........    65,157       6,153         123
                                                             --------    --------    --------
  Net increase (decrease) in cash and cash equivalents.....    68,492      12,296        (724)
  Cash and cash equivalents at beginning of period.........    13,450       1,154       1,878
                                                             --------    --------    --------
  Cash and cash equivalents at end of period...............  $ 81,942    $ 13,450    $  1,154
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest.................................................  $    104    $     42    $    403
                                                             ========    ========    ========
  Income taxes.............................................  $ 13,857    $  3,725    $  3,495
                                                             ========    ========    ========

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

     The Company's wholly-owned operating subsidiary, Rexall Showcase International, Inc. ("Rexall Showcase"), markets and distributes health and wellness products under the Rexall Showcase tradename through a sales force of independent distributors. The Company still owns the stock of Pennex Laboratories, Inc., now known as RSL Holdings, Inc. ("Pennex"), for which operations have been discontinued. (See Note 14).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the 1997 presentation.

MARKETABLE SECURITIES

     Marketable securities consist primarily of government debt instruments and are classified as available-for-sale securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). At August 31, 1997 and 1996 the fair value of the securities approximated cost.

INVENTORY

     Inventories are stated at the lower of cost (first-in, first-out basis) or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is charged to expense over the estimated useful lives of the assets and is computed principally using accelerated methods. Maintenance and repairs are charged to expense when incurred and betterments are capitalized. Upon retirement or sale, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss, if any, is included in the determination of net income.

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

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESTRICTED CASH

     In 1996, restricted cash consisted of funds held in South Korea by the local government to ensure that funds are available to satisfy customer demands for refunds. In 1997, a line of credit was issued in lieu of deposits of cash.

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

PREPAID CUSTOMER ALLOWANCES

     Costs associated with acquiring sales agreements with certain customers are amortized over the expected terms of the agreements. These costs consist of the cost of inventory provided at no charge and other allowances and are included in other assets (both current and non-current). The amortization of these costs is recorded as a reduction of net sales.

ADVERTISING AND CATALOG COSTS

     Mail order catalog costs are expensed as incurred. Advertising production costs are expensed when the advertising first takes place and media costs are expensed as incurred.

RESERVE FOR ESTIMATED CHARGEBACKS

     The Company's Rexall Managed Care division markets and distributes vitamins, nutritional supplements and over-the-counter (OTC) pharmaceuticals to the managed care market. The Company enters into contracts to provide such products to various managed care suppliers who purchase the products through wholesalers. The difference between the Company's price to the wholesaler and the Company's contract price to the providers is charged back to the Company by the wholesaler. Upon sale to the wholesaler, the Company provides for a reserve of estimated future chargebacks.

FOREIGN CURRENCY TRANSLATION

     The financial statements and transactions of the Company's foreign operations, except those located in highly inflationary economies, are maintained in their functional currency and translated into U.S. dollars in accordance with SFAS No. 52. Assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating financial statements into United States dollars, are accumulated in a separate component of shareholders' equity. Revenues and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income. For foreign operations in highly inflationary economies, gains and losses from balance sheet translation adjustments are included in net income.

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

NET INCOME PER SHARE

     Net income per share of common stock (the "Common Stock"), $.01 par value, of the Company is calculated by dividing net income by weighted average shares of Common Stock outstanding, giving effect to Common Stock equivalents (Common Stock options). Net income per share of common stock is presented in the accompanying consolidated statements of income on an adjusted basis, which gives retroactive effect to a two-for-one stock split paid on October 23, 1997 to shareholders of record on October 7, 1997. All references to the number of shares of Common Stock, except shares authorized, and to per share data in the consolidated financial statements have been adjusted to reflect the stock splits on a retroactive basis.

RECENT ACCOUNTING STANDARDS

     During Fiscal 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). (See Note 11). SFAS No 121, "Accounting for the Impairment of long-lived Assets and for Long-Lived Assets to be Disposed of" was also adopted during fiscal 1997. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This pronouncement did not require impairment charges on the financial statements of the Company.

     Recent pronouncements of the Financial Accounting Standards Board include SFAS No. 128, "Earnings Per Share", which is not required to be adopted until fiscal 1998, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are not required to be adopted until fiscal 1999.

     SFAS No. 128 changes the method of calculating earnings per share. The statement requires the presentation of "basic" earnings per share ("EPS") and "diluted" EPS on the face of the income statement. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company has not yet determined the impact, if any, the adoption will have on the Company's financial statements.

     SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements be for earlier periods provided for comparative purposes. The Company has not yet determined the effects, if any, the adoption will have on the Company's financial statements.

     SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

effective for financial statements for periods beginning after December 15, 1997. The Company has not yet determined the effects, if any, the adoption will have on the Company's financial statements.

3. INVENTORY

     The components of inventory are as follows:

                                                                 AUGUST 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Raw materials, bulk tablets and capsules....................  $20,429   $11,609
Work in process.............................................    1,147     1,732
Finished products...........................................   17,047    14,838
                                                              -------   -------
          Total inventory...................................  $38,623   $28,179
                                                              =======   =======

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is comprised of:

                                                                 AUGUST 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Land........................................................  $ 2,972   $ 2,022
Building and improvements...................................   19,987    14,064
Machinery and equipment.....................................   20,415    14,479
Leasehold improvements......................................      750       506
Furniture and fixtures......................................    1,701     1,508
Other assets................................................      212       212
                                                              -------   -------
                                                               46,037    32,791
  Less accumulated depreciation and amortization............  (12,248)   (8,713)
                                                              -------   -------
          Property, plant and equipment, net................  $33,789   $24,078
                                                              =======   =======

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. OTHER ASSETS

     Other assets consist of the following:

                                                            AUGUST 31,
                                                         -----------------
                                                          1997      1996     USEFUL LIVES
                                                         -------   -------   ------------
Intangible assets:
  Non-compete agreement................................  $ 1,000   $ 1,000        5 years
  License and registration fees........................      170       170        5 years
  Organizational costs.................................      482       450        3 years
  Computer software....................................    6,950     2,723        5 years
  Trademarks...........................................      901       224    10-14 years
  Patents..............................................    1,500     1,500     10.5 years
Other securities.......................................      150       150
Prepaid customer allowances............................    3,076     3,121
Other..................................................    1,171       776
                                                         -------   -------
                                                          15,400    10,114
  Less accumulated amortization........................   (2,780)   (1,275)
                                                         -------   -------
          Total other assets...........................  $12,620   $ 8,839
                                                         =======   =======

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following:

                                                                 AUGUST 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Accrued customer rebates....................................  $ 1,642   $ 2,166
Accrued commissions.........................................    5,093     2,823
Accrued salaries and bonuses................................    2,639     2,099
Income taxes payable........................................    2,078       823
Deposits on unshipped orders................................    1,598        --
Loans payable...............................................    2,444        --
Other.......................................................    4,696     2,189
                                                              -------   -------
          Total accrued expenses and other current
            liabilities.....................................  $20,190   $10,100
                                                              =======   =======

     Loans payable consist of two short-term lines of credit with South Korean banks for the Company's foreign subsidiary in South Korea. Such lines have combined available borrowing amounts of $3,333. The balances outstanding as of August 31, 1997 of $556 and $1,888 are due in April and May 1998, and bear interest at rates of 13% and 11.5%, respectively.

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

     Long-term debt consists of the following:

                                                              AUGUST 31,
                                                              -----------
                                                              1997   1996
                                                              ----   ----
Non-compete agreement, non-interest bearing, net of discount imputed at 8%, of $2 and $23 at August 31, 1997 and 1996,
  respectively, maturing in January 1998....................  $105   $403
$650 promissory note, interest at 9%, matured in April
  1997......................................................    --     48
                                                              ----   ----
                                                               105    451
Less current portion........................................   105    346
                                                              ----   ----
          Total long-term debt..............................  $ --   $105
                                                              ====   ====

     In December 1996, the Company entered into a revolving line of credit with a financial institution with a borrowing amount of $20 million, which line of credit is subject to annual extensions. Borrowings under the line of credit bear interest at LIBOR plus 1.5 percent. The line of credit is collateralized by accounts receivable and inventory, is subject to compliance with certain financial covenants and ratios and prohibits the payment of any dividends on the Company's Common Stock. There were no amounts outstanding under this revolving line of credit at August 31, 1997.

8. LEASE OBLIGATIONS

     The Company leases certain equipment, automobiles and warehouse and distribution facilities under noncancelable operating leases. The leases provide for monthly payments over terms of one to five years and certain of the leases provide for renewal options. Total rent expense on all operating leases amounted to approximately $1,474, $905 and $552 for the years ended August 31, 1997, 1996 and 1995, respectively.

     The future minimum lease payments under noncancelable operating leases at August 31, 1997 are as follows:

FISCAL YEAR
-----------
1998........................................................  $1,055
1999........................................................     465
2000........................................................      53
                                                              ------
          Total.............................................  $1,573
                                                              ======

9. BENEFIT PLANS

     The Company offers a 401(k) employee benefit plan (the "Plan"), which provides for voluntary contributions by employees of up to 20% of their base compensation (as defined in the Plan), subject to a maximum annual contribution. The Company may, at the discretion of the Board of Directors, make a contribution to the Plan. The Company contributed approximately $196, $159 and $158 during fiscal 1997, 1996 and 1995, respectively.

     In March 1993, the Board of Directors and shareholders adopted the Company's 1993 Employee Stock Purchase Plan (the "1993 Stock Purchase Plan"). The 1993 Stock Purchase Plan enables participants to contribute cash in an amount not to exceed 10% of salary per relevant pay period. Such funds are used to periodically purchase shares of Common Stock for the account of each of the participants in the 1993 Stock Purchase Plan at 90% of the market price of the Common Stock. The Company has reserved 1,500,000 shares of Common Stock for issuance under the 1993 Stock Purchase Plan and may issue such shares or purchase

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

additional shares of Common Stock in the open market for participants. For the years ended August 31, 1997 and 1996 participants purchased 7,102 and 8,862 shares in the open market at an average purchase price of $14.44 and $9.07 per share, respectively.

     In February 1996, the Board of Directors adopted the Company's 1996 Rexall Showcase International Distributor Stock Purchase Plan (the "1996 Distributor Stock Purchase Plan"). The 1996 Distributor Stock Purchase Plan enables participants to contribute cash in an amount not to exceed 20% of a participant's monthly commission check. Such funds are used to periodically purchase shares of Common Stock for the account of each of the participants in the 1996 Distributor Stock Purchase Plan at either 95% or 100% of the market price of the Common Stock, depending on a participant's level of achievement in Rexall Showcase. The Company has reserved 1,500,000 shares of Common Stock for issuance under the 1996 Distributor Stock Purchase Plan and may issue such shares or purchase additional shares of Common Stock in the open market for participants. For the years ended August 31, 1997 and 1996, participants purchased 52,176 and 2,314 shares of Common Stock in the open market at an average purchase price of $14.60 and $16.25 per share, respectively.

10. COMMON STOCK TRANSACTIONS

     On March 14, 1996, the Board of Directors declared a three-for-two split of the Common Stock which was effected in the form of a stock dividend. The stock dividend was paid on April 4, 1996 to shareholders of record on March 25, 1996.

     On November 5, 1996, the Company consummated a public offering (the "Offering") of 8,000,000 shares of Common Stock. Of those shares, 4,000,000 were sold by the Company and 4,000,000 were sold by certain shareholders of the Company. On December 3, 1996, the underwriters' over-allotment option to purchase an additional 1,200,000 shares was exercised. Of those 1,200,000 shares, 800,000 were sold by the Company and 400,000 were sold by a shareholder of the Company.

     On September 22, 1997, the Board of Directors declared a two-for-one split of the Common Stock which was effected in the form of a stock dividend. The stock dividend will be paid on October 23, 1997 to shareholders of record on October 7, 1997.

     All references to the number of shares of Common Stock, except shares authorized, and to per share data in the consolidated financial statements have been adjusted to reflect the stock splits on a retroactive basis.

11. STOCK OPTIONS

     In March 1993, the Board of Directors and shareholders adopted the Company's 1993 Stock Incentive Plan (the "1993 Plan") for executives and other key personnel. The 1993 Plan is administered by the Compensation/Stock Option Committee of the Board of Directors of the Company. Under the 1993 Plan, all options are to have an exercise price equal to the fair market value at the date of grant. In February 1995, the Board of Directors amended the 1993 Plan to increase the number of shares of Common Stock of the Company available thereunder to a total of 9,000,000 shares, which amendment was approved by the Company's shareholders in February 1996. Of the stock options granted, substantially all are for a term of five to ten years. During fiscal 1997 and 1996, the Company realized a tax benefit through shareholder's equity of $4,188 and $5,000, respectively, related to the exercise of stock options.

     In March 1993, the Board of Directors and shareholders adopted the Company's 1993 Non-Employee Director Stock Option Plan (the "1993 Director Plan"). The maximum number of shares available for issuance under the 1993 Director Plan is 120,000 shares.

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In July 1994, the Board of Directors adopted the Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Director Plan"), which was approved by the Company's shareholders in February 1995. The maximum number of shares of Common Stock available for issuance under the 1994 Director Plan is 300,000 shares.

     As of August 31, 1997, non-qualified stock options to purchase 1,855,800 shares of Common Stock had been granted outside of any Company plan and have an exercise price equal to fair market value at date of grant. Substantially all of these options are for a term of five to seven years.

     In February 1996, the Board of Directors adopted the Company's 1996 Rexall Showcase International Distributor Stock Option Plan (the "1996 Distributor Plan"). The 1996 Distributor Plan provides for the granting of stock options to eligible distributors upon attainment of specified conditions at an exercise price not less than the fair market value on the date of grant. The maximum number of shares of Common Stock available under the 1996 Distributor Plan is 1,500,000 shares. Options granted under the 1996 Distributor Plan are for a term of five years.

     In February 1997, the Board of Directors adopted the Company's 1997 Rexall Showcase International Distributor Stock Option Plan (the "1997 Distributor Plan"). The 1997 Distributor Plan provides for the granting of stock options to eligible distributors upon attainment of specified conditions at an exercise price not less than the fair market value on the date of grant. The maximum number of shares of Common Stock available under the 1997 Distributor Plan is 500,000 shares. Options granted under the 1997 Distributor Plan are for a term of five years. As of August 31, 1997, no options have been granted under the 1997 Distributor Plan.

     Information with regard to the stock options is as follows:

                                                                 SHARES
                                    ----------------------------------------------------------------
                                       1993      DIRECTOR   DISTRIBUTOR     OTHER      OPTION PRICE
                                       PLAN       PLANS        PLANS       OPTIONS         RANGE
                                    ----------   --------   -----------   ----------   -------------
Outstanding at August 31, 1994....   3,175,200    60,000            --     1,636,800
  Granted.........................   2,493,750    45,000            --       202,500    $2.84-$4.13
  Cancelled.......................    (705,600)  (27,000)           --            --    $1.58-$7.09
  Exercised.......................    (118,500)   (3,000)           --      (120,000)   $1.58-$3.17
                                    ----------   -------     ---------    ----------
Outstanding at August 31, 1995....   4,844,850    75,000            --     1,719,300
  Granted.........................   1,872,902    45,000            --       225,000    $4.75-$15.00
  Cancelled.......................    (525,300)       --            --      (292,500)   $1.58-$7.25
  Exercised.......................  (1,445,356)   (2,000)           --    (1,040,800)   $1.58-$5.71
                                    ----------   -------     ---------    ----------
Outstanding at August 31, 1996....   4,747,096   118,000            --       611,000    $1.58-$15.00
  Granted.........................   1,718,500    90,000       181,600            --   $11.88-$17.75
  Cancelled.......................    (208,700)       --            --            --    $3.33-$13.25
  Exercised.......................    (724,876)   (2,000)           --      (413,000)   $1.58-$6.31
                                    ----------   -------     ---------    ----------
Outstanding at August 31, 1997....   5,532,020   206,000       181,600       198,000
                                    ==========   =======     =========    ==========
Options currently exercisable.....   1,918,978    62,000        36,320       198,000
                                    ==========   =======     =========    ==========
Options available for grant at
  August 31, 1997.................     903,248   207,000     1,818,400            --
                                    ==========   =======     =========    ==========

     The weighted average fair value of options granted at fair market value during fiscal year ended August 31, 1997 and 1996 was $14.30 and $6.77, respectively.

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     During fiscal 1996, Financial Accounting Standards Board issued SFAS 123. SFAS 123 encourages, but does not require, the use of a fair value based method of accounting for stock-based compensation plans under which the fair value of stock options is determined on the date of grant and expensed over the vesting period of the stock options. While the Company has elected to continue to apply the provisions of APB 25, SFAS 123 requires pro forma disclosure of net income and income per common share as if the fair value based method under SFAS 123 had been adopted.

     The pro forma net income and income per common share amounts below have been derived using the Black-Scholes stock option pricing model with the following assumptions for each stock option grant during the respective fiscal year:

                                                                 STOCK OPTIONS
                                                             GRANTED IN FISCAL YEAR
                                                            ------------------------
                                                               1997         1996
                                                            -----------  -----------
Assumptions
  Risk-free interest rate.................................  5.75%-6.63%  5.68%-5.75%
  Expected life of stock options (years)..................       6            6
  Expected volatility of common stock.....................      45%          45%
  Expected annual dividends on common stock...............      --           --

                                                               1997         1996
                                                            -----------  -----------
Net income -- as reported.................................      $35,061      $20,293
Net income -- pro forma...................................       32,746       19,659
Net income per share -- as reported.......................         0.52         0.33
Net income per share -- pro forma.........................         0.48         0.32

     The pro forma effects on net income and income per common share for fiscal 1997 and 1996 may not be representative of the pro forma effects SFAS 123 may have in future years.

     The following table summarizes information about stock options outstanding at August 31, 1997:

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          -----------------------------------------------   ----------------------------
                                        WEIGHTED AVERAGE      WEIGHTED        NUMBER         WEIGHTED
                            NUMBER         REMAINING          AVERAGE       EXERCISABLE      AVERAGE
RANGE OF EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   AT 8/31/97    EXERCISE PRICE
-----------------------   -----------   ----------------   --------------   -----------   --------------
$ 1.58-$5.00...........    2,657,300          3.20             $ 3.18        1,844,998        $ 3.02
$ 5.01-$10.00..........    1,514,720          8.20             $ 6.40          310,680        $ 6.64
$10.01-$20.00..........    1,945,600          9.30             $12.95           59,620        $16.54

12. SALES TO A MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

     The Company had sales to a national retailer which represented approximately 17% of net sales for the year ended August 31, 1997, and sales to a different national retailer which represented approximately 11% of net sales for the year ended August 31, 1995.

     The Company sells products to a large number of customers, which are primarily in the United States. The Company continuously evaluates the credit worthiness of each customer's financial condition and generally does not require collateral.

     Financial instruments that potentially subject the Company to concentration of credit risk are cash, marketable securities and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions.

     Marketable securities consist primarily of U.S. federal, state and local securities with high credit quality financial institutions.

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. INCOME TAXES

     The Company files a consolidated United States income tax return with its domestic subsidiaries. For state income tax purposes the Company and its subsidiaries file on both a consolidated and separate return basis in the states in which they do business. Rexall Showcase's foreign subsidiaries file income tax returns in their respective countries of incorporation.

     Deferred income taxes as of August 31, 1997 relate primarily to the reserve for loss on disposition of discontinued operations which is deductible when realized, amortization of a non compete agreement which is deductible when paid, inventory and account receivable reserves, book depreciation versus tax deprecation and foreign net operating losses.

     The following reflects the actual income tax provision (benefits) the Company incurred for the fiscal years ended August 31, 1997, 1996 and 1995:

                                                             FISCAL YEAR ENDED AUGUST 31,
                                                            ------------------------------
                                                              1997       1996       1995
                                                            --------   --------   --------
Current:
  Federal.................................................   $18,305    $ 8,886    $ 3,866
  State...................................................     1,601        776        307
  Foreign.................................................        --         60         --
                                                             -------    -------    -------
                                                              19,906      9,722      4,173
                                                             -------    -------    -------
Deferred:
  Federal.................................................       176      1,906     (1,657)
  State...................................................        --        153       (132)
  Foreign.................................................      (605)        17         --
                                                             -------    -------    -------
                                                                (429)     2,076     (1,789)
                                                             -------    -------    -------
     Total income tax provision...........................   $19,477    $11,798    $ 2,384
                                                             =======    =======    =======

     The following summarizes the total income tax provisions for each of the years ended August 31, 1997, 1996 and 1995:

                                                             1997      1996      1995
                                                            -------   -------   -------
Continuing operations.....................................  $19,477   $11,798   $ 6,866
Discontinued operations...................................       --        --    (2,425)
Loss on disposal of discontinued operations...............       --        --    (2,057)
                                                            -------   -------   -------
                                                            $19,477   $11,798   $ 2,384
                                                            =======   =======   =======

     The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate as of August 31, 1997, 1996 and 1995:

                                                              1997      1995      1996
                                                             -------   -------   ------
Income tax provision, at 35%...............................  $19,088   $11,232   $2,360
Statutory federal surtax exemption.........................       --        --      (66)
State income tax, net of federal benefit...................    1,048       624      177
Tax exempt interest........................................     (664)       --       --
Non-deductible expenses....................................      128        83       54
Other, net.................................................     (123)     (141)    (141)
                                                             -------   -------   ------
  Total income tax provision...............................  $19,477   $11,798   $2,384
                                                             =======   =======   ======

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The significant components of the deferred tax assets and liabilities at August 31, 1997, 1996 and 1995 are as follows:

                                                              1997   1996    1995
                                                              ----   ----   ------
Deferred income tax assets:
  Loss on disposition of discontinued operations............  $185   $185   $2,057
  Non-compete amortization..................................    39    149      238
  Accounts receivable and other reserves....................    67     66      135
  Net operating losses......................................   605     --       --
  Other.....................................................    89    102       11
                                                              ----   ----   ------
                                                               985    502    2,441
                                                              ----   ----   ------
Deferred income tax liabilities:
  Depreciation..............................................   598    527      387
  Foreign...................................................    --     17       --
                                                              ----   ----   ------
                                                               598    544      387
                                                              ----   ----   ------
                                                              $387   $(42)  $2,054
                                                              ====   ====   ======

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

     Net assets of Pennex, which are presented as net amounts in the Company's consolidated balance sheets at August 31, 1997 and 1996, were as follows:

                                                               1997     1996
                                                              ------   ------
Property, plant and equipment, net (under contract for
  sale).....................................................  $3,948   $3,948
Other net assets (liabilities)..............................     128      (93)
                                                              ------   ------
          Total assets......................................  $4,076   $3,855
                                                              ======   ======

     The results of discontinued operations for the fiscal year ended August 31, 1995 were as follows:

                                                               1995
                                                              -------
Net sales...................................................  $18,933
                                                              =======
Loss from discontinued operations before income tax.........  $(6,704)
Income tax benefit..........................................    2,425
                                                              -------
Net loss from discontinued operations.......................  $(4,279)
                                                              =======
Loss on disposal, net of tax benefit of $2,057..............  $(3,698)
                                                              =======

     On February 1, 1996, substantially all the remaining assets of Pennex were sold for $6,495. The Company received a $500 deposit and a collateralized note for the balance. The terms of such note provide for interest at 12%, payable monthly through March 1996. The rate of interest increased to 18% on April 1, 1996, although interest is being paid at 12% with the balance accruing until the note is due in full. The note was assigned from

                     REXALL SUNDOWN, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Pennex to the Company as partial consideration for amounts owed to the Company by Pennex. The Company has been recording interest income on the 12% interest paid to the Company.

     As of September 1, 1997, the Company extended the maturity of the collateralized note related to the sale of the assets of Pennex Laboratories, Inc. to April 15, 1998. Interest continues to accrue and is payable in accordance with the previous terms.

     Assuming full collection of the balance of the collateralized note, the Company expects to record a reduction to the estimated loss on disposition of approximately $1,400 (net of tax), or $.02 per share, which would be reflected as an adjustment to discontinued operations.

15. COMMITMENTS AND CONTINGENCIES

     The Company was named in 27 lawsuits, of which 25 have been settled or discontinued, relating to the manufacture of L-tryptophan. These lawsuits seek or have sought compensation and damages for alleged personal injury from ingestion of products containing allegedly contaminated L-tryptophan. The Company has entered into an agreement with the apparent supplier of all the alleged contaminated L-tryptophan products pursuant to which such supplier has agreed to indemnify the Company against any judgment and to fund settlements arising out of those claims in certain circumstances, as well as to pay the legal fees and expenses of the defense. Based upon such indemnification arrangements, the Company's product liability insurance and the product liability insurance of the Company's supplier, the Company does not believe that any adverse decision will have a material adverse effect on the Company and, accordingly, no provision has been made in the financial statements for any loss that may result to the Company as a result of these actions.

     The Company has employment agreements with each of its executives for a term of three years, some of which are automatically extended for an additional year at the expiration of each year. The agreements provide for current minimum annual salaries in the aggregate of $2.9 million, adjusted annually for cost-of-living changes.

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

  (2) FINANCIAL STATEMENT SCHEDULES

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

  (3) EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1       --  Amended and Restated Articles of Incorporation(1)
 3.2       --  Amended and Restated By-Laws(1)
10.1       --  Redemption Agreement dated January 7, 1988 between the
               Company, Carl DeSantis, Sylvia DeSantis, Lorraine Hoffman
               and Joseph Greene(1)

      10.2          --  Amended and Restated Indemnification Agreement dated March 15, 1993 between the Company and Showa Denko
                        America, Inc.(1)
      10.3          --  Guaranty Agreement dated March 15, 1993 between the Company and Showa Denko K.K.(1)
      10.4          --  Amended and Restated 1993 Employee Stock Purchase Plan(1)
      10.5          --  Form of Non-Qualified Stock Option Agreement(1)
      10.6          --  Amended and Restated 1993 Stock Incentive Plan(2)
      10.7          --  Amended and Restated 1993 Non-Employee Director Stock Option Plan(2)
      10.8          --  Amended and Restated 1994 Non-Employee Director Stock Option Plan(2)
      10.9          --  1996 Rexall Showcase Distributor Stock Purchase Plan(3)
      10.10         --  1996 Rexall Showcase Distributor Stock Option Plan(4)
      10.11         --  Employment Agreement dated April 1, 1995 between Carl DeSantis and the Company, as amended on October 9,
                        1995 and on March 27, 1997(5)
      10.12         --  Employment Agreement dated April 1, 1995 between Dean DeSantis and the Company, as amended on April 1,
                        1996 and on March 27, 1997(5)
      10.13         --  Employment Agreement dated April 1, 1995 between Damon DeSantis and the Company, as amended on April 1,
                        1996 and on March 27, 1997(5)
      10.14         --  Employment Agreement dated April 1, 1995 between Nickolas Palin and the Company, as amended on April 1,
                        1996 and on March 27, 1997(5)
      10.15         --  Employment Agreement dated April 1, 1995 between Geary Cotton and the Company, as amended on March 27,
                        1997(6)
      10.16         --  Employment Agreement dated April 1, 1995 between Richard Werber and the Company, as amended on March 27,
                        1997(6)
      10.17         --  Employment Agreement dated April 24, 1995 between Christian Nast and the Company, as amended on July 21,
                        1995 and on March 27, 1997(7)
      10.18         --  Employment Agreement dated February 3, 1997 by and between the Company and Gary N. Malloch(8)
      10.19         --  Business Loan Agreement dated December 13, 1996 between the Company and Barnett Bank, N.A.(9)
      10.20         --  Agreement dated December 29, 1995 by and between Pennex Laboratories, Inc. (now known as RSL Holdings,
                        Inc.) and Oakmont Pharmaceuticals, Inc.(10)
      10.21         --  Fourth Forbearance Agreement dated September 1, 1997 by and between Oakmont Pharmaceuticals, Inc. and the Company(11)
      10.22         --  Industrial Lease dated March 3, 1995 by and between WRC Properties, Inc. and Network Marketing, L.C.
                        (now known as Rexall Showcase International, Inc.)(10)
      10.23         --  Standard Industrial Lease dated May 16, 1996 between the Company and Dermody Properties(10)
      10.24         --  Purchase and Sale Agreement dated August 26, 1997 by and between Levitz Furniture Corporation and the
                        Company(11)
      11            --  Earnings Per Share Computation(11)
      21            --  Subsidiaries of Registrant(11)
      23            --  Consent of Coopers & Lybrand, L.L.P.(11)
      27            --  Financial Data Schedule (for SEC use only)(11)

---------------

 (1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-61382) and incorporated herein by reference.
 (2) Plan is filed as an Exhibit to the Company's Proxy Statement dated December 30, 1996 and is incorporated herein by reference.
 (3) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 33-6571) and incorporated herein by reference.
 (4) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 33-7883) and incorporated herein by reference.
 (5) The Employment Agreement is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1995, the April 1, 1996 amendment thereto is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1996, and the March 27, 1997 amendment thereto is filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 1997, each of which is incorporated herein by reference.
 (6) The Employment Agreement is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1995 and the March 27, 1997 amendment thereto is filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 1997, each of which is incorporated herein by reference.
 (7) The Employment Agreement is filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter Ended May 31, 1995, the July 21, 1995 amendment thereto is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1995, and the March 27, 1997 amendment thereto is filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 1997, each of which is incorporated herein by reference.
 (8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended February 28, 1997.
 (9) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 1996 and is incorporated herein by reference.
(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1996 and is incorporated herein by reference.
(11) Filed herewith.

(B) REPORTS ON FORM 8-K

     No Report on Form 8-K was filed during the three-month period ended August 31, 1997.

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

                                          REXALL SUNDOWN, INC.

Dated: November 26, 1997                                                  By: /s/ CARL DESANTIS
                                                           ----------------------------------------------------
                                                                              Carl DeSantis,
                                                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                      DATE
                   ---------                                    -----                      ----

               /s/ CARL DESANTIS                  Chairman of the Board              November 26, 1997
------------------------------------------------
                 Carl DeSantis

               /s/ CHRISTIAN NAST                 Director, President and Chief      November 26, 1997
------------------------------------------------    Executive Officer
                 Christian Nast

               /s/ DEAN DESANTIS                  Director, Senior Vice              November 26, 1997
------------------------------------------------    President -- Operations and
                 Dean DeSantis                      Chief Operating Officer

               /s/ DAMON DESANTIS                 Director and Executive Vice        November 26, 1997
------------------------------------------------    President
                 Damon DeSantis

                /s/ GEARY COTTON                  Vice President -- Finance, Chief   November 26, 1997
------------------------------------------------    Financial Officer, Treasurer
                  Geary Cotton                      and Chief Accounting Officer

               /s/ NICKOLAS PALIN                 Director and President -- Sundown  November 26, 1997
------------------------------------------------    Vitamins
                 Nickolas Palin

               /s/ STANLEY LEEDY                  Director                           November 26, 1997
------------------------------------------------
                 Stanley Leedy

                                                  Director                           November 26, 1997
------------------------------------------------
               Raymond Monteleone

                /s/ MELVIN STITH                  Director                           November 26, 1997
------------------------------------------------
                  Melvin Stith