Form 10-Q
period 1997-11-30
REXALL SUNDOWN INC
filed 1998-01-14
CIK 901620

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended NOVEMBER 30, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ______________ to ______________


                         Commission File Number 0-21884


                              REXALL SUNDOWN, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              FLORIDA                                          59-1688986
-------------------------------                             -----------------
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

As of January 9, 1998, the number of shares outstanding of the Registrant's Common Stock was 68,106,054.

                              REXALL SUNDOWN, INC.

                                TABLE OF CONTENTS

                                                                   PAGE NO.
                                                                   --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         November 30, 1997 and August 31, 1997 ..................     3

         Consolidated Statements of Operations for the
         Three Months Ended November 30, 1997 and 1996 ..........     4

         Consolidated Statements of Cash Flows for the
         Three Months Ended November 30, 1997 and 1996 ..........     5

         Notes to Consolidated Financial Statements .............     6

         Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations .......     8


PART II. OTHER INFORMATION ......................................    11


SIGNATURES ......................................................    13

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements



                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    November 30,        August 31,
                                                                                        1997                1997
                                                                                    -----------         ----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $  78,987          $  81,942
   Marketable securities                                                                 19,985             24,829
   Trade accounts receivable, net                                                        40,246             22,294
   Inventory                                                                             45,273             38,623
   Prepaid expenses and other current assets                                              8,083              5,941
   Net current assets of discontinued operations                                          4,076              4,076
                                                                                      ---------          ---------
                Total current assets                                                    196,650            177,705
Property, plant and equipment, net                                                       45,905             33,789
Other assets                                                                             13,261             12,620
                                                                                      ---------          ---------
                Total assets                                                          $ 255,816          $ 224,114
                                                                                      =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $  17,644          $  11,781
   Accrued expenses and other current liabilities                                        26,526             20,295
                                                                                      ---------          ---------
                Total current liabilities                                                44,170             32,076

Other liabilities                                                                           512                449
                                                                                      ---------          ---------
                Total liabilities                                                        44,682             32,525
                                                                                      ---------          ---------

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
       shares, no shares outstanding                                                         --                 --
   Common stock, $.01 par value; authorized 100,000,000 shares,
       shares issued: 67,880,901 and 67,260,018, respectively                               679                673
   Capital in excess of par value                                                       129,672            123,402
   Retained earnings                                                                     81,554             68,004
   Cumulative translation adjustment                                                       (771)              (490)
                                                                                      ---------          ---------
                Total shareholders' equity                                              211,134            191,589
                                                                                      ---------          ---------
                Total liabilities and shareholders' equity                            $ 255,816          $ 224,114
                                                                                      =========          =========




                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                              Three Months Ended
                                                                November 30,
                                                     ----------------------------------
                                                         1997                   1996
                                                     ------------          ------------
Net sales                                            $    102,493          $     56,070
Cost of sales                                              39,982                20,679
                                                     ------------          ------------
         Gross profit                                      62,511                35,391
Selling, general and administrative expenses               42,327                24,455
                                                     ------------          ------------
         Operating income                                  20,184                10,936
Other income (expense):
    Interest income                                         1,208                   569
    Other income                                               33                    --
    Interest expense                                          (69)                   (9)
                                                     ------------          ------------
Income before income tax provision                         21,356                11,496
Income tax provision                                        7,806                 4,254
                                                     ------------          ------------

Net income                                           $     13,550          $      7,242
                                                     ============          ============


Net income per common share                          $       0.19          $       0.11
                                                     ============          ============

Weighted average common shares outstanding             69,911,035            64,844,214
                                                     ============          ============



                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                           November 30,
                                                                    --------------------------
                                                                      1997              1996
                                                                    --------          --------
Cash flows provided by (used in) operating activities:
  Net income                                                        $ 13,550          $  7,242
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                        983               754
     Amortization                                                        320               482
     Deferred income taxes                                              (422)               44
     Foreign exchange translation adjustment                            (281)              (95)
     Compensatory stock options issued                                   238                --
     Changes in assets and liabilities:
        Trade accounts receivable                                    (17,952)           (4,588)
        Inventory                                                     (6,650)              496
        Prepaid expenses and other current assets                     (2,142)             (751)
        Other assets                                                    (505)             (656)
        Accounts payable                                               5,863              (512)
        Accrued expenses and other current liabilities                 9,664             4,364
        Other liabilities                                                 63               (21)
         Discontinued operations - non cash charges
               and changes in assets and liabilities                      --               (72)
                                                                    --------          --------
        Net cash provided by operating activities                      2,729             6,687
                                                                    --------          --------

Cash flows provided by (used in) investing activities:
    Acquisition of property, plant and equipment                     (13,099)           (1,712)
    Payments for purchase of marketable securities                   (15,595)               --
    Proceeds from sale of marketable securities                       20,439             5,988
    Proceeds from sale of fixed assets                                    --                16
    Other                                                                 --               186
                                                                    --------          --------
        Net cash provided by (used in) investing activities           (8,255)            4,478
                                                                    --------          --------

Cash flows provided by (used in) financing activities:
    Net proceeds from offering                                            --            51,870
    Exercise of options to purchase common stock                       2,571               599
                                                                    --------          --------
        Net cash provided by financing activities                      2,571            52,469
                                                                    --------          --------

Net increase (decrease) in cash and cash equivalents                  (2,955)           63,634
Cash and cash equivalents at beginning of period                      81,942            13,450
                                                                    --------          --------

Cash and cash equivalents at end of period                          $ 78,987          $ 77,084
                                                                    ========          ========



                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


1.       BASIS OF PRESENTATION AND OTHER MATTERS

                  The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Rexall Sundown, Inc. (the "Company") Annual Report on Form 10-K for the year ended August 31, 1997, as filed with the Securities and Exchange Commission. The August 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

3.       INVENTORY

                  The components of inventory as of November 30, 1997 and August 31, 1997 are as follows:

                                     NOVEMBER 30, 1997       AUGUST 31, 1997
                                     -----------------       ---------------
Raw materials, bulk tablets
  and capsules                            $24,307               $20,429
Work in process                             5,013                 1,147
Finished products                          15,953                17,047
                                          -------               -------
                                          $45,273               $38,623
                                          =======               =======

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (Dollars in thousands)
                                   (Unaudited)



4.       SALES TO A MAJOR CUSTOMER

                  The Company had sales to a national retailer which represented approximately 30% and 13% of net sales for the three months ended November 30, 1997 and 1996, respectively. Trade accounts receivable from this customer amounted to approximately $24,240 and $11,310 at November 30, 1997 and August 31, 1997, respectively.

5.       CONTINGENCIES

                  The Company believes that it is not presently a party to any litigation, the outcome of which would have a material adverse impact on the Company.

6.       SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

                  The Company recognized a reduction of income taxes payable and a corresponding increase in additional paid-in capital related to the exercise of stock options of $3,467 and $981 for the three months ended November 30, 1997 and 1996, respectively.

7.       RECENT ACCOUNTING STANDARDS

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

8.       SUBSEQUENT EVENTS

                  On December 24, 1997, the Company signed a definitive agreement to merge with Richardson Labs, Inc., a provider of diet and weight management supplements. To consummate the transaction, which will be structured as a pooling of interests, the Company will issue approximately 2,885,000 shares of its common stock to Richardson Labs' shareholders. The transaction is subject to certain approvals and is expected to close in late January 1998.

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

         Gross margins are impacted by changes in the relative sales mix among the Company's channels of distribution. In particular, gross margin is positively impacted if sales of the Company's direct sales subsidiary, Rexall Showcase International, Inc. ("Rexall Showcase") increase as a percentage of net sales because such products command a higher gross margin. In a related manner, selling, general and administrative expenses as a percentage of net sales are typically higher if sales of Rexall Showcase increase as a percentage of net sales because of the commissions paid to Rexall Showcase's independent distributors. Conversely, if Rexall Showcase's sales as a percentage of net sales decrease, gross margins will decrease as a percentage of net sales and selling, general and administrative expenses will increase as a percentage of net sales. Historically, operating margins from sales to retailers and mail order have been higher than operating margins from the Rexall Showcase division.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996

         Net sales for the three months ended November 30, 1997 were $102.5 million, an increase of $46.4 million or 82.8% over the comparable period in fiscal 1997. Of the $46.4 million increase, sales to retailers accounted for $32 million, an increase of 107.1% over the comparable period in fiscal 1997. The increase in sales to retailers was primarily attributable to increased distribution as well as an increase in the Company's existing customer base business. Net sales of Rexall Showcase increased by $14.1 million, an increase of 63.3% over the comparable period in fiscal 1997. Net sales of the Company's mail order division, SDV, increased by $321,000 or 8.3% over the comparable period in fiscal 1997. The increase in net sales in each division was primarily due to increased unit sales.

         Gross profit for the three months ended November 30, 1997 was $62.5 million, an increase of $27.1 million or 76.6% over the comparable period in fiscal 1997. As a percentage of net sales, gross profit decreased from 63.1% for the three months ended November 30, 1996 to 61.0% for the three months ended November 30, 1997. The decrease in gross margin was related principally to the decreased net sales of Rexall Showcase as a percentage of the Company's net sales.

         Selling, general and administrative expenses for the three months ended November 30, 1997 were $42.3 million, an increase of $17.9 million or 73.1% over the comparable period in fiscal 1997. As a percentage of net sales, such expenses decreased from 43.6% for the three months ended November 30, 1997 to 41.3% for the comparable period in fiscal 1997, primarily as a result of increased net sales and the relatively fixed nature of such expenses, except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses. Such commission expense increased by $7.8 million over the comparable period in fiscal 1997. The Company also had approximately $3.3 million in expenses related to national television advertising for which there was no corresponding expense in the same period last year.

         Interest income for the three months ended November 30, 1997 was $1.2 million, as compared to $569,000 for the comparable period in fiscal 1997. Such increase was primarily a result of investment of the Company's available cash balances, which were higher in the first quarter of fiscal 1998 than the comparable period in fiscal 1997.

         Income before income tax provision was $21.4 million for the three months ended November 30, 1997, an increase of $9.9 million or 85.8% over the comparable period in fiscal 1997. As a percentage of net sales, income before income tax provision increased from 20.5% for the three months ended November 30, 1996 to 20.8% for the comparable period in fiscal 1998. Net income was $13.6 million for the current fiscal quarter, an increase of $6.3 million or 87.1% from the prior year's comparable quarter, due to the reasons described above.

SEASONALITY

         The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase, which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $152.5 million as of November 30, 1997, compared to $145.6 million as of August 31, 1997. This increase was principally the result of increased inventory and trade accounts receivable due to higher sales in the first quarter of fiscal 1998.

         Net cash provided by operating activities for the three months ended November 30, 1997 was $2.8 million compared to $6.8 million for the comparable period in fiscal 1997. Net cash provided by operating activities decreased primarily due to increased accounts receivable and inventory, partially offset by increases in net income, accounts payable and accrued expenses, all of which were primarily a result of increased sales in the first quarter of fiscal 1998. Net cash used in investing activities was $8.3 million for the three months ended November 30, 1997 compared to $4.5 million provided by investing activities for the comparable period in fiscal 1997. Net cash used in investing activities increased primarily due to capital expenditures of $13.1 million, partially offset by net proceeds from the purchase and sale of marketable securities of $4.8 million. Net cash provided by financing activities was $2.5 million for the three months ended November 30, 1997 compared to $52.4 million for the comparable period in fiscal 1997 reflecting $51.9 million of net proceeds received from the public offering in the first quarter of fiscal 1997.

         The Company believes that its existing cash balances, internally generated funds from operations and its available bank line of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the purchase and maintenance of inventory, the financing of the Company's accounts receivable, as well as the financing of anticipated capital expenditures.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

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

FORWARD LOOKING STATEMENTS

         This report contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, which represent the Company's expectations or beliefs. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors described in the Company's filings with the Securities and Exchange Commission.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

                10.1 Letter Agreement dated September 1, 1997 by and between the Company and Carl DeSantis (amending the terms of that certain Employment Agreement dated April 1, 1995 between the Company and Carl DeSantis).

                10.2 Letter Agreement dated September 1, 1997 by and between the Company and Christian Nast (amending the terms of that certain Employment Agreement dated April 24, 1995 between the Company and Christian Nast).

                10.3 Letter Agreement dated September 1, 1997 by and between the Company and Dean DeSantis (amending the terms of that certain Employment Agreement dated April 1, 1995 between the Company and Dean DeSantis).

                10.4 Letter Agreement dated September 1, 1997 by and between the Company and Damon DeSantis (amending the terms of that certain Employment Agreement dated April 1, 1995 between the Company and Damon DeSantis).

                10.5 Letter Agreement dated September 1, 1997 by and between the Company and Nickolas Palin (amending the terms of that certain Employment Agreement dated April 1, 1995 between the Company and Nickolas Palin).

                10.6 Letter Agreement dated September 1, 1997 by and between the Company and Geary Cotton (amending the terms of that certain Employment Agreement dated April 1, 1995 between the Company and Geary Cotton).

                10.7 Letter Agreement dated September 1, 1997 by and between the Company and Richard Werber (amending the terms of that certain Employment Agreement dated April 1, 1995 between the Company and Richard Werber).

                10.8 Employment Agreement dated November 3, 1997 by and between the Company and Gerry Holly.

                11      Earnings Per Share Computation

                27      Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K.

                None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    REXALL SUNDOWN, INC.


Date: January 13, 1998              By: /s/ Carl DeSantis
                                        ----------------------------------------
                                        Carl DeSantis, Chairman of the Board

Date: January 13, 1998              By: /s/ Geary Cotton
                                        ----------------------------------------
                                        Geary Cotton, Vice President-Finance,
                                        Chief Financial Officer, Treasurer and
                                        Chief Accounting Officer

                                  EXHIBIT INDEX


                                                                                                SEQUENTIALLY
                                                                                                  NUMBERED
    EXHIBIT NUMBER                       DESCRIPTION                                                PAGE
    --------------                       -----------                                            ------------


         10.1     Letter Agreement dated September 1, 1997 by and between the
                  Company and Carl DeSantis (amending the terms of that certain
                  Employment Agreement dated April 1, 1995 between the Company and Carl DeSantis).

         10.2     Letter Agreement dated September 1, 1997 by and between the
                  Company and Christian Nast (amending the terms of that certain
                  Employment Agreement dated April 24, 1995 between the Company and Christian Nast).

         10.3     Letter Agreement dated September 1, 1997 by and between the
                  Company and Dean DeSantis (amending the terms of that certain
                  Employment Agreement dated April 1, 1995 between the Company and Dean DeSantis).

         10.4     Letter Agreement dated September 1, 1997 by and between the
                  Company and Damon DeSantis (amending the terms of that certain
                  Employment Agreement dated April 1, 1995 between the Company and Damon DeSantis).

         10.5     Letter Agreement dated September 1, 1997 by and between the
                  Company and Nickolas Palin (amending the terms of that certain
                  Employment Agreement dated April 1, 1995 between the Company and Nickolas Palin).

         10.6     Letter Agreement dated September 1, 1997 by and between the
                  Company and Geary Cotton (amending the terms of that certain
                  Employment Agreement dated April 1, 1995 between the Company and Geary Cotton).

         10.7     Letter Agreement dated September 1, 1997 by and between the
                  Company and Richard Werber (amending the terms of that certain
                  Employment Agreement dated April 1, 1995 between the Company and Richard Werber).

         10.8     Employment Agreement dated November 3, 1997 by and between the
                  Company and Gerry Holly.

         11       Earnings Per Share Computation

         27       Financial Data Schedule (for SEC use only)


