Form 10-Q
period 1998-02-28
REXALL SUNDOWN INC
filed 1998-04-14
CIK 901620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to_______

                         Commission File Number 0-21884

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


             851 Broken Sound Parkway, NW, Boca Raton, Florida 33487
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (561) 241-9400


Indicate by check mark whether Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes __No

As of April 13, 1998, the number of shares outstanding of the Registrant's Common Stock was 71,363,162.

                              REXALL SUNDOWN, INC.

                                TABLE OF CONTENTS


                                                                                    Page No.
                                                                                    --------

Part I.           Financial Information

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of February 28, 1998 and August
                  31, 1997 ...........................................................  3

                  Consolidated Statements of Operations for the
                  Three and Six Months Ended February 28, 1998 and 1997 ..............  4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  February 28, 1998 and 1997 .........................................  5

                  Notes to Consolidated Financial Statements .........................  6

                  Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................................  9


Part II.          Other Information .................................................. 13


Signatures............................................................................ 15




PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                         February 28, 1998          August 31, 1997
                                                                       --------------------      --------------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                           $            64,027        $           81,943
   Marketable securities                                                            27,650                    24,829
   Trade accounts receivable, net                                                   48,058                    28,494
   Inventory                                                                        73,136                    42,739
   Prepaid expenses and other current assets                                         9,190                     7,221
   Net current assets of discontinued operations                                     4,076                     4,076
                                                                       --------------------           ---------------

                  Total current assets                                             226,137                   189,302
Property, plant and equipment, net                                                  49,946                    34,372
Other assets                                                                        13,680                    12,620
                                                                       --------------------      --------------------

                  Total assets                                         $           289,763        $          236,294
                                                                       ====================      ====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $            28,901        $           14,509
   Accrued expenses and other current liabilities                                   22,714                    21,158
   Current portion of long-term debt                                                     -                     3,476
                                                                       --------------------      --------------------
                  Total current liabilities                                         51,615                    39,143

Other liabilities                                                                      480                       449
                                                                       --------------------      --------------------

                  Total liabilities                                                 52,095                    39,592
                                                                       --------------------      --------------------

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
       shares, no shares outstanding                                                     -                         -
   Common stock, $.01 par value; authorized 200,000,000 shares,
       shares issued: 71,321,925 and 70,144,634, respectively                          713                       702
   Capital in excess of par value                                                  137,351                   124,002
   Retained earnings                                                               100,182                    72,488
   Cumulative translation adjustment                                                  (578)                     (490)
                                                                       --------------------      --------------------
                  Total shareholders' equity                                       237,668                   196,702
                                                                       --------------------      --------------------

                  Total liabilities and shareholders' equity           $           289,763        $          236,294
                                                                       ====================      ====================


                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                              Three Months Ended                         Six Months Ended
                                                  February 28,                             February 28,
                                      -----------------------------------     -------------------------------------
                                          1998                 1997                1998                 1997
                                      -----------------   ---------------     ---------------   -------------------
Net sales                             $        115,489     $      64,948       $     226,209     $         127,026
Cost of sales                                   48,159            25,690              92,354                49,801
                                      -----------------   ---------------     ---------------   -------------------
           Gross profit                         67,330            39,258             133,855                77,225
Selling, general and administrative             44,939            26,736              89,568                53,353
    expenses                          -----------------   ---------------     ---------------   -------------------
           Operating income                     22,391            12,522              44,287                23,872
Other income (expense):
    Interest income                              1,056             1,390               2,270                 1,971
    Other income                                   (11)               31                  22                    31
    Interest expense                               (84)              (74)               (216)                 (120)
                                      -----------------   ---------------     ---------------   -------------------
Income before income tax provision              23,352            13,869              46,363                25,754
Income tax provision                             8,384             4,936              16,190                 9,190
                                      -----------------   ---------------     ---------------   -------------------

Net income                            $         14,968     $       8,933       $      30,173     $          16,564
                                      =================   ===============     ===============   ===================

Pro forma net income                  $         14,688     $       8,780       $      29,231     $          16,255
                                      =================   ===============     ===============   ===================

Net income per common share:
     Basic                            $           0.21    $         0.13       $        0.43     $            0.25
                                      =================   ===============     ===============   ===================
     Diluted                          $           0.20    $         0.13       $        0.41     $            0.24
                                      =================   ===============     ===============   ===================

Pro forma net income per common share:
     Basic                            $           0.21    $         0.13       $        0.41     $            0.24
                                      =================   ===============     ===============   ===================
     Diluted                          $           0.20    $         0.12       $        0.40     $            0.23
                                      =================   ===============     ===============   ===================

Weighted average common shares
 outstanding:
     Basic                                  71,046,098        69,349,742          70,738,237            67,330,742
                                      =================   ===============     ===============   ===================
     Diluted                                73,887,728        71,626,444          73,341,881            69,677,638
                                      =================   ===============     ===============   ===================


                             See accompanying notes


                                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in thousands)
                                                   (Unaudited)
                                                                                  Six Months Ended
                                                                                      February 28,
                                                                    ----------------------------------------------
                                                                          1998                        1997
                                                                    ------------------          ------------------
Cash flows provided by (used in) operating activities:
  Net income                                                         $         30,173            $         16,564
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                               2,291                       1,754
     Amortization                                                                 863                         804
     Deferred income taxes                                                       (744)                         88
     Foreign exchange translation adjustment                                      (88)                       (300)
     Compensatory stock options issued                                            588                           -
     Adjustment to conform fiscal years                                        (2,479)                          -
     Changes in assets and liabilities:
        Trade accounts receivable                                             (19,564)                     (6,108)
        Inventory                                                             (30,397)                        143
        Prepaid expenses and other current assets                              (1,969)                     (1,721)
        Other assets                                                           (1,130)                     (1,978)
        Accounts payable                                                       14,392                       5,334
        Accrued expenses and other current liabilities                          8,960                       2,255
        Other liabilities                                                          31                        (152)
         Discontinued operations - non cash charges
               and changes in assets and liabilities                                -                         (62)
                                                                    ------------------          ------------------
        Net cash provided by operating activities                                 927                      16,621
                                                                    ------------------          ------------------

Cash flows provided by (used in) investing activities:
    Acquisition of property, plant and equipment                              (17,865)                     (3,496)
    Purchase of marketable securities                                         (34,465)                    (58,145)
    Proceeds from sale of marketable securities                                31,644                       5,988
    Other                                                                           -                         190
                                                                    ------------------          ------------------
        Net cash used in investing activities                                 (20,686)                    (55,463)
                                                                    ------------------          ------------------

Cash flows provided by (used in) financing activities:
    Net proceeds from offering                                                      -                      62,287
    Proceeds from bank line of credit                                               -                         403
    Principal payments on long-term debt                                       (3,476)                       (144)
    S Corporation distributions to members                                          -                        (347)
    Exercise of options to purchase common stock                                5,319                       1,812
                                                                    ------------------          ------------------
        Net cash provided by  financing activities                              1,843                      64,011
                                                                    ------------------          ------------------

Net increase (decrease) in cash and cash equivalents                          (17,916)                     25,169
Cash and cash equivalents at beginning of period                               81,943                      13,450
                                                                    ------------------          ------------------

Cash and cash equivalents at end of period                           $         64,027            $         38,619
                                                                    ==================          ==================

                             See accompanying notes

                                       -5-




                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


1.       Basis of Presentation and Other Matters

                  The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements of Rexall Sundown, Inc. (the "Company"). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1997, as filed with the Securities and Exchange Commission.

                  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.       Pro Forma Net Income Per Diluted Common Share

                  Pro forma net income per diluted common share is calculated by dividing pro forma net income, net income after giving effect to the pro forma tax adjustment for the Richardson Labs, Inc. ("Richardson") acquisition (See Note 8.), by weighted average shares outstanding, giving effect to common stock equivalents (common stock options). Pro forma net income per share of common stock is presented in the accompanying consolidated statements of income on an adjusted basis, which gives retroactive effect to a two-for-one stock split paid in the form of a stock dividend on October 23, 1997 to shareholders of record on October 7, 1997. All references to the number of shares of common stock, except shares authorized, and to per share data in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

3.       Recent Accounting Standards

                  During the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary and fully diluted EPS and requires a dual presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common stock options. Earnings per share amounts for all periods have been restated to conform to the requirements of SFAS No. 128.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)
                                   (Unaudited)


3.       Recent Accounting Standards, continued

                  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company's financial statements for the year ending August 31, 1999. Although management has not completed its assessment of SFAS No. 131, it is contemplated that the pronouncement will require certain segregated financial disclosures related to the Company's channels of distribution.

4.       Inventory

                  The components of inventory as of February 28, 1998 and August 31, 1997 are as follows:

                                               February 28, 1998   August 31, 1997
                                               -----------------   ---------------

                  Raw materials, bulk tablets
                    and capsules                    $ 33,835            $ 22,275
                  Work in process                      8,544               2,807
                  Finished products                   30,757              17,657
                                                    --------            --------
                                                    $ 73,136            $ 42,739
                                                    ========            ========

5.       Sales to a Major Customer

                  The Company had sales to a national retailer which represented approximately 29% and 19% of net sales for the three months ended February 28, 1998 and 1997, respectively, and 29% and 16% of net sales for the six months ended February 28, 1998 and 1997, respectively.

6.       Contingencies

                  The Company believes that it is not presently a party to any litigation, the outcome of which would have a material adverse impact on the Company.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)
                                   (Unaudited)


7.       Supplemental Disclosure of Non-Cash Financing Activities

                  The Company recognized a reduction of income taxes payable and a corresponding increase in additional paid-in capital related to the exercise of stock options of $3,986 and $1,328 for the three months ended February 28, 1998 and 1997, respectively, and $7,453 and $2,309 for the six months ended February 28, 1998 and 1997, respectively.

8.       Business Combination

                  On January 29, 1998, the Company exchanged 2,884,616 shares of the Company's common stock for all of the common stock of Richardson. Richardson develops, markets and sells diet and weight management nutritional supplements. The transaction was accounted for as a pooling of interests and, accordingly, the Company's historical financial statements have been restated to include the financial position and results of operations of Richardson for all prior periods presented.

                  Richardson was an S corporation for federal income tax purposes and, accordingly, did not pay U.S. Federal income taxes. Richardson will be included in the Company's U.S. federal income tax return effective January 29, 1998. Richardson's fiscal year end has been changed to conform to the Company's fiscal year end.

                  Net sales and pro forma net income (including a pro forma adjustment for income taxes related to the Subchapter S status of Richardson) of the separate companies are as follows:

                                                    Rexall
                                                    Sundown         Richardson          Combined
                                                    -------         ----------          --------
 Six months ended February 28, 1997
   Net sales                                     $114,604            $12,422             $127,026
   Pro forma net income                            15,793                462               16,255

 Six months ended February 28, 1998
   Net sales                                     $209,122            $17,087             $226,209
   Pro forma net income                            28,318                913               29,231

                  In connection with the merger, approximately $2.5 million of merger costs and expenses were incurred in the second quarter of fiscal 1998, of which approximately $1.2 million and $1.3 million was charged to Richardson and the Company, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Rexall Sundown, Inc. (the "Company") develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products. The Company distributes its products using three channels of distribution: sales to retailers; direct sales through distributors; and mail order.

         Revenue from the sale of the Company's products is recognized at the time products are shipped to customers. Net sales are net of all discounts, allowances, returns and credits. Initial costs associated with acquiring sales agreements with certain retail customers are amortized over the expected term of the relevant agreement and the amortization of such costs is recorded as a reduction in net sales.

         Gross margins are impacted by changes in the relative sales mix among the Company's channels of distribution. In particular, gross margin is positively impacted if sales of the Company's direct sales subsidiary, Rexall Showcase International, Inc. ("Rexall Showcase"), increase as a percentage of net sales because such products command a higher gross margin. In a related manner, selling, general and administrative expenses as a percentage of net sales are typically higher if sales of Rexall Showcase increase as a percentage of net sales because of the commissions paid to Rexall Showcase's independent distributors. Conversely, if Rexall Showcase's sales as a percentage of net sales decrease, gross margins will decrease as a percentage of net sales and selling, general and administrative expenses will decrease as a percentage of net sales. Historically, operating margins from sales to retailers and mail order have been higher than operating margins from the Rexall Showcase division.

Results of Operations

Three Months Ended February 28, 1998 Compared to Three Months Ended February 28, 1997

         Net sales for the three months ended February 28, 1998 were $115.5 million, an increase of $50.5 million or 77.8% over the comparable period in fiscal 1997. Of the $50.5 million increase, sales to retailers accounted for $37.0 million, an increase of 95.3% over the comparable period in fiscal 1997. The increase in sales to retailers was primarily attributable to increased sales and distribution to the Company's existing customer base business, new product introductions and new account distribution. Net sales of Rexall Showcase increased by $12.9 million, an increase of 60.8% over the comparable period in fiscal 1997. Net sales of the Company's mail order division, SDV, increased by $580,000 or 12% over the comparable period in fiscal 1997. The increase in net sales in each division was associated with increased unit sales as pricing has remained essentially flat.

         Gross profit for the three months ended February 28, 1998 was $67.3 million, an increase of $28.1 million or 71.5% over the comparable period in fiscal 1997. As a percentage of net sales, gross profit decreased from 60.4% for the three months ended February 28, 1997 to 58.3% for the three months ended February 28, 1998. The decrease in gross margin was related principally to the decreased net sales of Rexall Showcase as a percentage of the Company's net sales and also due to increased costs associated with the start-up of the Company's new packaging facility which commenced operations in December 1997.

         Selling, general and administrative expenses for the three months ended February 28, 1998 were $44.9 million, an increase of $18.2 million or 68.1% over the comparable period in fiscal 1997. As a percentage of net sales, such expenses decreased to 38.9% for the three months ended February 28, 1998 from 41.2% for the comparable period in fiscal 1997, primarily as a result of increased net sales and the relatively fixed nature of such expenses, except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses. Such commission expense increased by $6.0 million over the comparable period in fiscal 1997. The Company also had approximately $1.7 million in additional expenses related to national television advertising over the comparable period in fiscal 1997 and approximately $2.5 million in pooling of interest expenses related to the acquisition of Richardson for which there was no corresponding expense in the same period last year.

         Interest income for the three months ended February 28, 1998 was $1.1 million, as compared to $1.4 million for the comparable period in fiscal 1997.

         Income before income tax provision was $23.4 million for the three months ended February 28, 1998, an increase of $9.5 million or 68.4% over the comparable period in fiscal 1997. As a percentage of net sales, income before income tax provision decreased from 21.4% for the three months ended February 28, 1997 to 20.2% for the comparable period in fiscal 1998. Pro forma net income was $14.7 million for the current fiscal quarter, an increase of $5.9 million or 67.3% from the prior year's comparable quarter, due to the reasons described above.

         Six Months Ended February 28, 1998 Compared to Six Months Ended February 28, 1997

         Net sales for the six months ended February 28, 1998 were $226.2 million, an increase of $99.2 million or 78.1% over the comparable period in fiscal 1997. Of the $99.2 million increase, sales to retailers accounted for $71.3 million, an increase of 95.3% over the comparable period in fiscal 1997. The increase in sales to retailers was primarily attributable to increased sales and distribution to the Company's existing customer base business, new product introductions and new account distribution. Net sales of the Company's direct sales subsidiary, Rexall Showcase, increased by $27.0 million, an increase of 62.1% over the comparable period in fiscal 1997. Net sales of the Company's mail order division, SDV, increased by $901,000 or 10.3% over the comparable period in fiscal 1997. The increase in net sales in each division was associated with increased unit sales as pricing has remained essentially flat.

         Gross profit for the six months ended February 28, 1998 was $133.9 million, an increase of $56.6 million or 73.3% over the comparable period in fiscal 1997. As a percentage of net sales, gross profit decreased from 60.8% for the six months ended February 28, 1997 to 59.2% for the six months ended February 28, 1998. The decrease in gross margin was related principally to the decreased net sales of Rexall Showcase as a percentage of the Company's net sales and also due to increased costs related to start-up costs associated with the Company's new packaging facility which commenced operations in December 1997.

         Selling, general and administrative expenses for the six months ended February 28, 1998 were $89.6 million, an increase of $36.2 million or 67.9% over the comparable period in fiscal 1997. As a percentage of net sales, such expenses decreased from 42.0% for the six months ended February 28, 1997 to 39.6% for the comparable period in fiscal 1998, primarily as a result of increased net sales and the relatively fixed nature of such expenses except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses. Such commission expense increased by $13.7 million over the comparable period in fiscal 1997. Additionally, the Company had approximately $5.0 million in incremental expenses related to national television advertising over the comparable period in fiscal 1997 and approximately $2.5 million in pooling of interest expenses related to the Richardson acquisition for which there was no corresponding expense in the same period last year.

         Interest income for the six months ended February 28, 1998 was $2.3 million, as compared to $2.0 million for the comparable period in fiscal 1997.

         Income before income tax provision was $46.4 million for the six months ended February 28, 1998, an increase of $20.6 million or 80.0% over the comparable period in fiscal 1997. As a percentage of net sales, income before income tax provision increased from 20.3% for the six months ended February 28, 1997 to 20.5% for the comparable period in fiscal 1998. Pro forma net income was $29.2 million for the first six months of the current fiscal year, an increase of $13.0 million or 79.8% from the first six months of the prior fiscal year due to the reasons described above.

Seasonality

         The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase, which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

Liquidity and Capital Resources

         The Company had working capital of $174.5 million as of February 28, 1998, compared to $150.2 million as of August 31, 1997. This increase was principally the result of increased trade accounts receivable due to higher sales in the six months of fiscal 1998 and higher inventory levels to support the Company's anticipated future sales growth.

         Net cash provided by operating activities for the six months ended February 28, 1998 was $927,000 compared to $16.3 million for the comparable period in fiscal 1997. Net cash provided by operating activities decreased primarily due to increased accounts receivable and inventory, partially offset by increases in net income, accounts payable and accrued expenses, all of which were necessary to support increased sales in the first half of fiscal 1998 and anticipated future growth. Net cash used in investing activities was $20.7 million for the six months ended February 28, 1998 compared to $55.4 million for the comparable period in fiscal 1997. Net cash used in investing activities decreased primarily due to decreased marketable securities purchased in the first half of fiscal 1998, partially offset by increased capital expenditures of $14.4 million. Net cash provided by financing activities was $1.8 million for the six months ended February 28, 1998 compared to $64 million for the comparable period in fiscal 1997 reflecting $62.3 million of net proceeds received from the public offering in the first quarter of fiscal 1997.

         The Company believes that its existing cash balances, internally generated funds from operations and its available bank line of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the purchase and maintenance of inventory, the financing of the Company's accounts receivable, as well as the financing of anticipated capital expenditures and acquisitions.

Year 2000

         The Company has reviewed its critical information systems for Year 2000 compliance and has initiated plans to remedy any deficiencies in a timely manner. As a result of the review and action plan, the Company believes the cost of such remedial corrective actions are not material to the Company's financial position, results of operations or cashflows.

Recent Accounting Standards

         SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company's financial statements for the year ended August 31, 1999. Although management has not completed its assessment of SFAS No. 131, it is contemplated that the pronouncement will require certain segregated financial disclosures related to the Company's channels of distribution.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

                  Not applicable.

Item 2.           Changes in Securities.

                  On January 29, 1998, the Company consummated a merger with Richardson whereby the Company issued 2,884,616 shares of common stock, par value $.01 per share, of the Company to Richardson's stockholders in exchange for all of the outstanding shares of common stock of Richardson. The transaction was not a public offering of securities and, accordingly, is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.           Defaults Upon Senior Securities.

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Shareholders was held on February 4, 1998. The holders of 67,891,911 shares of common stock were entitled to vote at the Annual Meeting and there were present, in person or by proxy, holders of 67,269,069 shares of common stock (99.1% of the shares entitled to vote).

         The following individuals were elected as Directors of the Company to serve until the 1999 Annual Meeting by the following votes (the numbers in parentheses represent the percent of the shares of Common Stock voted at the Annual Meeting):

                                   FOR                 WITHHELD AUTHORITY
                          ---------------------------------------------------
Carl DeSantis                67,114,884 (99.8%)          154,185 (.2%)
Christian Nast               67,118,868 (99.8%)          150,201 (.2%)
Dean DeSantis                67,113,178 (99.8%)          155,891 (.2%)
Damon DeSantis               67,113,178 (99.8%)          155,891 (.2%)
Nickolas Palin               67,113,188 (99.8%)          155,881 (.2%)
Stanley Leedy                67,118,868 (99.8%)          150,201 (.2%)
Raymond Monteleone           67,119,278 (99.8%)          149,791 (.2%)
Melvin T. Stith              67,119,248 (99.8%)          149,821 (.2%)

         The proposal to increase the number of authorized shares of the Company's Common Stock from 100,000,000 to 200,000,000 shares by amending the Company's Articles of Incorporation was approved as follows: 66,674,124 (99.1%) shares were cast for the proposal; 505,898 (.8%) shares were cast against the proposal; and 89,047 (.1%) shares abstained.

         The proposal to amend the Company's Amended and Restated 1993 Stock Incentive Plan was approved as follows: 41,779,071 (62.1%) shares were cast for the proposal; 18,138,590 (27.0%) shares were cast against the proposal; 161,821 (.2%) shares abstained; and 7,189,587 (10.7%) were broker non-votes.

         The proposal to ratify the appointment of Coopers & Lybrand LLP as the Company's independent accountants for the fiscal year ending August 31, 1998 was approved as follows: 67,132,337 (99.8%) shares were cast for the proposal; 36,160 (.1%) shares were cast against the proposal; and 90,572 (.1%) shares abstained.

Item 5.           Other Information.

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)  Exhibits.

                        10.1 Employment Agreement dated January 29, 1998 by and between the Company and John Priddy.

                        27      Financial Data Schedule (for SEC use only).

                  (b) Reports on Form 8-K.

                         A report on Form 8-K was filed on February 11, 1998 to report the merger of Richardson with the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       REXALL SUNDOWN, INC.

Date: April 13, 1998
                                      By: /s/ Carl DeSantis
                                      ------------------------------------------
                                      Carl DeSantis, Chairman of the Board



Date: April 13, 1998
                                      By: /s/ Geary Cotton
                                      ------------------------------------------
                                      Geary Cotton, Chief Financial Officer,
                                      Treasurer and Chief Accounting Officer