Form 10-Q
period 1998-05-31
REXALL SUNDOWN INC
filed 1998-07-15
CIK 901620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1998
                                                  ------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to_________

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

        Registrant's Telephone Number, Including Area Code (561) 241-9400
                                                            -------------

Indicate by check mark whether Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

As of July 13, 1998, the number of shares outstanding of the Registrant's Common Stock was 72,410,273.

                              REXALL SUNDOWN, INC.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        -------
Part I.       Financial Information

              Item 1.  Financial Statements

              Consolidated Balance Sheets as of
              May 31, 1998 and August 31, 1997.......................       3

              Consolidated Statements of Operations for the
              Three and Nine Months Ended May 31, 1998 and 1997......       4

              Consolidated Statements of Cash Flows for the
              Nine Months Ended May 31, 1998 and 1997................       5

              Notes to Consolidated Financial Statements.............       6

              Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations.......       9


Part II.      Other Information......................................      14


Signatures...........................................................      15

PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              May 31,           August 31,
                                                                               1998                1997
                                                                        --------------      ---------------
                                         ASSETS
Current assets:
     Cash and cash equivalents.......................................     $    66,529          $    81,943
     Marketable securities...........................................          33,062               24,829
     Trade accounts receivable, net..................................          45,548               28,494
     Inventory.......................................................          74,923               42,739
     Prepaid expenses and other current assets.......................           8,647                7,221
     Net current assets of discontinued operations...................           4,076                4,076
                                                                        -------------        -------------

              Total current assets...................................         232,785              189,302

     Property, plant and equipment, net..............................          53,253               34,372
     Other assets....................................................          12,230               12,620
                                                                        -------------        -------------

              Total assets...........................................      $  298,268           $  236,294
                                                                        =============        =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................     $    10,207          $    14,509
     Accrued expenses and other current liabilities..................          29,110               21,158
     Current portion of long-term debt...............................              --                3,476
                                                                        -------------        -------------

              Total current liabilities..............................          39,317               39,143

     Other liabilities...............................................             554                  449
                                                                        -------------        -------------

              Total liabilities......................................          39,871               39,592
                                                                        -------------        -------------
Shareholders' equity:
     Preferred stock, $.01 par value; authorized 5,000,000 shares,
         no shares outstanding.......................................              --                   --
     Common stock, $.01 par value; authorized 200,000,000 shares,
         shares issued: 71,396,137 and 70,144,634, respectively......             714                  702
     Capital in excess of par value..................................         138,426              124,002
     Retained earnings...............................................         119,562               72,488
     Cumulative translation adjustment...............................            (305)                (490)
                                                                        -------------        -------------

              Total shareholders' equity.............................         258,397              196,702
                                                                        -------------        -------------

              Total liabilities and shareholders' equity.............      $  298,268           $  236,294
                                                                        =============        =============

                             See accompanying notes.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                                  May 31,                       May 31,
                                                        -------------------------      -----------------------
                                                            1998          1997             1998          1997
                                                        -----------    ----------      -----------   ---------
Net sales.............................................  $ 150,979       $ 75,018       $ 377,188     $ 202,044
Cost of sales.........................................     65,197         28,485         157,551        78,286
                                                      ------------   -----------    ------------  ------------
         Gross profit.................................     85,782         46,533         219,637       123,758
Selling, general and administrative expenses..........     55,920         32,935         145,488        86,288
                                                      ------------   -----------    ------------  ------------
         Operating income.............................     29,862         13,598          74,149        37,470
Other income (expense):
     Interest income..................................      1,141          1,032           3,411         3,003
     Other (expense) income...........................        (29)            21              (7)           52
     Interest expense.................................         (3)           (77)           (219)         (197)
                                                      ------------   -----------    ------------  ------------
Income before income tax provision....................     30,971         14,574          77,334        40,328
Income tax provision..................................     11,591          4,862          27,781        14,052
                                                      ------------   -----------    ------------  ------------

Net income............................................  $  19,380      $   9,712      $   49,553    $   26,276
                                                      ===========    ===========    ============  ============

Pro forma net income..................................  $  19,380      $   9,539      $   48,611    $   25,794
                                                      ===========    ===========    ============  ============

Net income per common share:
     Basic............................................ $     0.27     $    0.14      $      0.70  $       0.39
                                                      ===========    ===========    ============  ============
     Diluted.......................................... $     0.26     $    0.14      $      0.67  $       0.37
                                                      ===========    ===========    ============  ============

Pro forma net income per common share:
     Basic............................................ $     0.27     $    0.14      $      0.69  $       0.38
                                                      ===========    ===========    ============  ============
     Diluted.......................................... $     0.26     $    0.13      $      0.66  $       0.37
                                                      ===========    ===========    ============  ============

Weighted average common shares outstanding:
     Basic............................................ 71,372,034     69,637,968      70,949,502    68,099,817
                                                      ===========    ===========    ============  ============
     Diluted.......................................... 74,180,111     71,557,522      73,621,291    70,304,266
                                                      ===========    ===========    ============  ============

                             See accompanying notes.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                         May 31,
                                                                           -------------------------------
                                                                               1998                1997
                                                                           -------------------------------
Cash flows provided by (used in) operating activities:
     Net income......................................................    $     49,553         $     26,276
     Adjustments to reconcile net income to net cash provided
         by operating activities:
     Depreciation....................................................           4,105                2,702
     Amortization....................................................           1,193                1,139
     Loss/(gain) on sale of property and equipment...................              56                   (5)
     Deferred income taxes...........................................            (402)                 132
     Foreign exchange translation adjustment.........................             185                 (296)
     Compensatory stock options......................................           1,069                   --
     Adjustment to conform fiscal years of pooled entity.............          (2,479)                  --
     Changes in assets and liabilities:
       Trade accounts receivable.....................................         (17,054)              (5,972)
       Inventory.....................................................         (32,184)              (5,316)
       Prepaid expenses and other current assets.....................          (1,426)              (1,701)
       Other assets..................................................            (348)              (2,511)
       Accounts payable..............................................          (4,302)               4,853
       Accrued expenses and other current liabilities................          15,585                7,785
       Other liabilities.............................................             105                   12
       Discontinued operations - non cash charges and changes
         in assets and liabilities...................................              --                 (103)
                                                                       --------------       --------------

              Net cash provided by operating activities..............          13,656               26,995
                                                                       --------------       --------------

Cash flows provided by (used in) investing activities:
     Acquisition of property, plant and equipment....................         (23,308)             (11,089)
     Purchase of marketable securities...............................         (48,528)             (58,718)
     Proceeds from sale of marketable securities.....................          40,295                5,988
     Proceeds from sale of fixed assets..............................             266                    6
     Other...........................................................              --                  278
                                                                       --------------       --------------

              Net cash used in investing activities..................         (31,275)             (63,535)
                                                                       --------------       --------------

Cash flows provided by (used in) financing activities:
     Net proceeds from offering......................................              --               62,287
     Principal payments on long-term debt............................          (3,476)                 (89)
     S Corporation distribution to members of Richardson Labs, Inc...              --                 (541)
     Exercise of options to purchase common stock....................           5,681                2,143
                                                                       --------------       --------------

              Net cash provided by financing activities..............           2,205               63,800
                                                                       --------------       --------------

     Net (decrease) increase in cash and cash equivalents............         (15,414)              27,260
     Cash and cash equivalents at beginning of period................          81,943               13,450
                                                                       --------------       --------------

              Cash and cash equivalents at end of period.............   $      66,529          $    40,710
                                                                       ==============       ==============

                             See accompanying notes.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

1.       Basis of Presentation and Other Matters
         ---------------------------------------

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

                  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in the unaudited consolidated financial statements for prior periods have been restated to conform to the current period's basis of presentation with respect to the Richardson Labs, Inc. ("Richardson") acquisition (See Note 8).

2.       Pro Forma Net Income Per Diluted Common Share
         ---------------------------------------------

                  Pro forma net income per diluted common share is calculated by dividing pro forma net income, net income after giving effect to the pro forma tax adjustment for the Richardson acquisition (See Note 8), by weighted average shares outstanding, giving effect to common stock equivalents (common stock options). Pro forma net income per share of common stock is presented in the accompanying consolidated statements of income on an adjusted basis, which gives retroactive effect to a two-for-one stock split paid in the form of a stock dividend on October 23, 1997 to shareholders of record on October 7, 1997. All references to the number of shares of common stock, except shares authorized, and to per share data in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

3.       Recent Accounting Standards
         ---------------------------

                  During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 established new standards for computing and presenting earnings per share ("EPS"). This statement replaced the presentation of primary and fully diluted EPS and requires a dual presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common stock options. EPS amounts for all periods have been restated to conform to the requirements of SFAS No. 128.

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses and changes in equity resulting from certain transactions and economic events, other than changes reflected in the Consolidated Statements of Operations). SFAS No. 130 is

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)
                                   (Unaudited)

         effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company has not yet determined the effects, if any, the adoption of SFAS No. 130 will have on the Company's financial statements.

                  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will be required to comply with the standards set forth in SFAS No. 131 in its financial statements for the year ended August 31, 1999. Although management has not completed its assessment of SFAS No. 131, it is contemplated that SFAS No. 131 will require certain segregated financial disclosures related to the Company's channels of distribution.

4.       Inventory
         ---------

                  The components of inventory as of May 31, 1998 and August 31, 1997 are as follows:

                                                                 May 31, 1998                 August 31, 1997
                                                                 ------------                 ---------------
                  Raw materials, bulk tablets
                    and capsules..........................        $  33,088                      $  22,275
                  Work in process.........................            4,641                          2,807
                  Finished products.......................           37,194                         17,657
                                                                 ----------                     ----------
                                                                  $  74,923                      $  42,739
                                                                 ==========                     ==========

5.       Sales to a Major Customer
         -------------------------

                  The Company had sales to a national retailer which represented approximately 31% and 15% of net sales for the three months ended May 31, 1998 and 1997, respectively, and approximately 30% and 16% of net sales for the nine months ended May 31, 1998 and 1997, respectively. Additionally, the Company had sales to an affiliate of the national retailer which represented less than one percent of net sales for the nine months ended May 31, 1998.

6.       Contingencies
         -------------

                  The Company believes that it is not presently a party to any litigation, the outcome of which would have a material adverse impact on the Company.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)
                                   (Unaudited)

7.       Supplemental Disclosure of Non-Cash Financing Activities
         --------------------------------------------------------

                  The Company recognized a reduction of income taxes payable and a corresponding increase in additional paid-in capital related to the exercise of stock options of $233 and $144 for the three months ended May 31, 1998 and 1997, respectively, and $7,686 and $2,453 for the nine months ended May 31, 1998 and 1997, respectively.

8.       Business Combination
         --------------------

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

                  In connection with the merger, approximately $2.5 million of merger costs and expenses were incurred during the nine months ended May 31, 1998, of which approximately $1.2 million was charged to Richardson and $1.3 million was charged to the Company.

                  Prior to the merger, Richardson was an S corporation for federal income tax purposes and, accordingly, did not pay U.S. Federal income taxes. Pro forma net income on the Consolidated Statements of Operations includes a pro forma tax provision to reflect Richardson as if it were subject to U.S. Federal income taxes. Richardson will be included in the Company's U.S. federal income tax return effective January 29, 1998. Richardson's fiscal year end has been changed to conform to the Company's fiscal year end.

9.       Subsequent Events
         -----------------

                  On April 16, 1998, a default under the collateralized note related to the sale of the assets of Pennex Laboratories, Inc. ("Pennex") occurred. The Company is currently reviewing its options with regard to the note. Assuming full collection of the balance of the note, the Company expects to record a reduction to the estimated loss on disposition of approximately $1,400 (net of tax), or $.02 per share, which would be reflected as an adjustment to discontinued operations. In the event the note is not collected, the Company believes that no impairment exists related to the Pennex assets and that full market value will be received upon an eventual sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Rexall Sundown, Inc. (the "Company") develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products. The Company distributes its products using three channels of distribution: sales to retailers, direct sales through independent distributors and mail order. The Company offers a broad product line including vitamins in both multivitamin and single-entity formulas, minerals, herbals, homeopathic remedies, weight management products and personal care products.

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

         Gross margins are impacted by changes in the relative sales mix among the Company's channels of distribution. In particular, gross margin is positively impacted if sales of the Company's direct sales subsidiary, Rexall Showcase International, Inc. ("Rexall Showcase"), increase as a percentage of net sales because such products command a higher gross margin. In a related manner, selling, general and administrative expenses as a percentage of net sales are typically higher if sales of Rexall Showcase increase as a percentage of net sales because of the commissions paid to Rexall Showcase's independent distributors. Conversely, if Rexall Showcase's sales as a percentage of net sales decrease, gross margins will be negatively impacted as a percentage of net sales and selling, general and administrative expenses will decrease as a percentage of net sales. Historically, operating margins from sales to retailers and mail order have been higher than operating margins from the Rexall Showcase division.

Results of Operations

Three Months Ended May 31, 1998 Compared to Three Months Ended May 31, 1997
---------------------------------------------------------------------------

         Net sales for the three months ended May 31, 1998 were $151.0 million, an increase of $76.0 million or 101.3% over the comparable period in fiscal 1997. Of the $76.0 million increase, sales to retailers accounted for $62.3 million, an increase of 155.7% over the comparable period in fiscal 1997. The increase in sales to retailers was primarily attributable to increased sales and distribution to the Company's existing customer base business, new account distribution as well as new product introductions. Net sales of Rexall Showcase increased by $13.9 million, an increase of 44.8% over the comparable period in fiscal 1997. The sales increase resulted primarily from the successful introduction of new products and the continued expansion of Rexall Showcase's independent distributor base. Net sales of the Company's mail order division, SDV, decreased by $0.2 million or 6.0% over the comparable period in fiscal 1997. The increase in net sales to retailers and for Rexall Showcase was associated with increased unit sales as pricing has remained essentially flat.

         Gross profit for the three months ended May 31, 1998 was $85.8 million, an increase of $39.2 million or 84.3% over the comparable period in fiscal 1997. As a percentage of net sales, gross profit decreased from 62.0% for the three months ended May 31, 1997 to 56.8% for the three months ended

May 31, 1998. The decrease in the quarterly gross margin was primarily due to sales to retailers constituting a higher percentage of the Company's total net sales, additional costs associated with the start-up of the Company's new packaging facility and an increase in net sales of Osteo Bi-Flex(TM), an exclusively licensed, patented product that generates a lower gross margin as a result of royalty expense included within cost of sales.

         Selling, general and administrative expenses for the three months ended May 31, 1998 were $55.9 million, an increase of $23.0 million or 69.8% over the comparable period in fiscal 1997. Included within selling, general and administrative expenses are charges related to national television advertising, which have increased approximately $4.1 million over the comparable period in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses decreased from 43.9% for the three months ended May 31, 1997 to 37.0% for the comparable period in fiscal 1998, primarily as a result of increased net sales and the relatively fixed nature of such expenses except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses. Such commission expense increased by $7.0 million over the comparable period in fiscal 1997.

         Interest income for the three months ended May 31, 1998 was $1.1 million, as compared to $1.0 million for the comparable period in fiscal 1997.

         Income before income tax provision was $31.0 million for the three months ended May 31, 1998, an increase of $16.4 million or 112.5% over the comparable period in fiscal 1997. As a percentage of net sales, income before income tax provision increased from 19.4% for the three months ended May 31, 1997 to 20.5% for the comparable period in fiscal 1998. Pro forma net income was $19.4 million for the current fiscal quarter, an increase of $9.8 million or 103.2% from the prior year's comparable quarter, due to the reasons described above.

Nine Months Ended May 31, 1998 Compared to Nine Months Ended May 31, 1997
-------------------------------------------------------------------------

         Net sales for the nine months ended May 31, 1998 were $377.2 million, an increase of $175.1 million or 86.7% over the comparable period in fiscal 1997. Of the $175.1 million increase, sales to retailers accounted for $133.5 million, an increase of 116.4% over the comparable period in fiscal 1997. The increase in sales to retailers was primarily attributable to increased sales and distribution to the Company's existing customer base business, new account distribution as well as new product introductions. Net sales of Rexall Showcase increased by $40.9 million, an increase of 54.9% over the comparable period in fiscal 1997. The sales increase resulted primarily from the successful introduction of new products and the continued expansion of Rexall Showcase's independent distributor base. Net sales of the Company's mail order division, SDV, increased by $0.7 million or 5.3% over the comparable period in fiscal 1997. The increase in net sales in each division was associated with increased unit sales as pricing has remained essentially flat.

         Gross profit for the nine months ended May 31, 1998 was $219.6 million, an increase of $95.9 million or 77.5% over the comparable period in fiscal 1997. As a percentage of net sales, gross profit decreased from 61.3% for the nine months ended May 31, 1997 to 58.2% for the nine months ended May 31, 1998. The decrease in the quarterly gross margin was primarily due to sales to retailers constituting a higher percentage of the Company's total net sales, additional costs associated with the start-up of the Company's new packaging facility and an increase in net sales of Osteo Bi-Flex(TM), an exclusively licensed, patented product that generates a lower gross margin as a result of royalty expense included within cost of sales.

         Selling, general and administrative expenses for the nine months ended May 31, 1998 were $145.5 million, an increase of $59.2 million or 68.6% over the comparable period in fiscal 1997. The Company invested an additional $9.1 million in expenses related to national television advertising over the comparable period in 1997. Additionally, selling, general and administrative expenses for the nine months ended May 31, 1998 includes approximately $2.5 million in pooling of interest expenses related to the Richardson acquisition for which there was no corresponding expense in the same period last year. As a percentage of net sales, such expenses decreased from 42.7% for the nine months ended May 31, 1997 to 38.6% for the comparable period in fiscal 1998, primarily as a result of increased net sales and the relatively fixed nature of such expenses except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses. Such commission expense increased by $21.0 million over the comparable period in fiscal 1997.

         Interest income for the nine months ended May 31, 1998 was $3.4 million, as compared to $3.0 million for the comparable period in fiscal 1997.

         Income before income tax provision was $77.3 million for the nine months ended May 31, 1998, an increase of $37.0 million or 91.8% over the comparable period in fiscal 1997. As a percentage of net sales, income before income tax provision increased from 20.0% for the nine months ended May 31, 1997 to 20.5% for the comparable period in fiscal 1998. Pro forma net income was $48.6 million for the first nine months of the current fiscal year, an increase of $22.8 million or 88.5% from the first nine months of the prior fiscal year due to the reasons described above.

Seasonality

         The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase, which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

Liquidity and Capital Resources

         The Company had working capital of $193.5 million as of May 31, 1998, compared to $150.2 million as of August 31, 1997. This increase was principally the result of increased trade accounts receivable due to higher sales in the nine months of fiscal 1998 and higher inventory levels to support the Company's year-to-date growth and anticipated future sales growth.

         Net cash provided by operating activities for the nine months ended May 31, 1998 was $13.7 million compared to $27.0 million for the comparable period in fiscal 1997. Net cash provided by operating activities decreased primarily due to an increase in inventory and accounts receivable (as discussed above) and a decrease in accounts payable, partially offset by increases in net income and accrued expenses. Net cash used in investing activities was $31.3 million for the nine months ended May 31, 1998 compared to $63.5 million for the comparable period in fiscal 1997. The Company made capital expenditures of $23.3 million in the nine months ended May 31, 1998, primarily related to investments in equipment, facilities and facility enhancements. Additionally, the Company made net purchases of marketable securities of $8.2 million in the nine months ended May 31, 1998. Net cash provided by financing activities was $2.2 million for the nine months ended May 31, 1998 compared to $63.8 million for the comparable period in fiscal 1997 reflecting $62.3 million of net proceeds received from the public offering in the first quarter of fiscal 1997.

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

Year 2000

         The Company has initiated a Company-wide task force to review and evaluate the Year 2000 issue as it relates to its internal computer systems and third party computer systems as well as those of its vendors. The Company expects to incur internal staff costs as well as consulting and other expenses related to these issues. In addition, the appropriate course of action may include a replacement or an upgrade of certain systems or equipment. The Company believes the cost of such remedial corrective actions will not be material to the Company's financial position. The task force is also working with the Company's vendors who are at various stages in analyzing this issue and there can be no assurance that the systems of other companies on which the Company's systems rely or interface will also be timely converted. The Company will continue to evaluate the appropriate courses of corrective action as needed.

Recent Accounting Standards

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses and changes in equity resulting from certain transactions and economic events, other than changes reflected in the Consolidated Statements of Operations). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company has not yet determined the effects, if any, the adoption of SFAS No. 130 will have on the Company's financial statements.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will be required to comply with the standards set forth in SFAS No. 131 in its financial statements for the year ended August 31, 1999. Although management has not completed its assessment of SFAS No. 131, it is contemplated that SFAS No. 131 will require certain segregated financial disclosures related to the Company's channels of distribution.

Inflation

         Inflation has not had a significant impact on the Company in the past three years nor is it expected to have a significant impact in the foreseeable future.

Forward Looking Statements

         This report contains certain "forward-looking statements" as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represents the Company's interpretation or beliefs. These forward-looking statements, by their nature, involve substantial risks and uncertainties, certain of which may be beyond the Company's control and actual results may differ materially depending on a variety of important factors including uncertainties related to acquisitions, government regulation, managing and maintaining growth, the effect of adverse publicity, reliance on independent distributors of Rexall Showcase, competition and other factors described in the Company's filings with the Securities and Exchange Commission. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

                  Not applicable.

Item 2.           Changes in Securities.

                  Not applicable.

Item 3.           Defaults Upon Senior Securities.

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 5.           Other Information.

                  Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, the Company's shareholders are notified that the deadline for providing the Company timely notice of any shareholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Shareholders (the "Annual Meeting") will be November 15, 1999. As to all such matters which the Company does not have notice on or prior to November 15, 1999, discretionary authority shall be granted to the designated persons in the Proxy Statement for the Annual Meeting.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)  Exhibits.

                       27    - Financial Data Schedule (for SEC use only)

                  (b) Reports on Form 8-K.

                       None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         REXALL SUNDOWN, INC.



Date: July 14, 1998                  By: /s/ Carl DeSantis
                                         ---------------------------------------
                                         Carl DeSantis, Chairman of the Board



Date: July 14, 1998                  By: /s/ Geary Cotton
                                         ---------------------------------------
                                         Geary Cotton, Chief Financial Officer,
                                         Treasurer and Chief Accounting Officer