Form 10-K405
period 1998-08-31
REXALL SUNDOWN INC
filed 1998-11-30
CIK 901620

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

      (Mark One)
           [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1998

           [_]      TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___________ to ___________.

                         Commission file number:0-21884

                              REXALL SUNDOWN, INC.
             (Exact name of Registrant as specified in its charter)

                     Florida                                      59-1688986
          (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

      6111 Broken Sound Parkway, NW
               Boca Raton, Florida                                 33487
      (Address of principal executive offices)                   (Zip Code)

               Registrant's telephone number, including area code:
                                 (561) 241-9400

                            ------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the Registrant held by non-affiliates based on the closing sale price of the common stock on November 23, 1998 was $540,236,616.

         As of November 23, 1998, the Registrant had 68,687,259 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on February 23, 1999 are incorporated by reference into
Part III of this Report.


================================================================================

          This Form 10-K may contain certain "forward-looking statements" as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, economic performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, government regulation, managing and maintaining growth, the effect of adverse publicity, litigation, reliance on independent distributors of Rexall Showcase, the centralized location of the Company's manufacturing operations, availability of raw materials, risks associated with international operations, competition, product liability claims, volatility of stock price and those factors described in this and other Company filings with the Securities and Exchange Commission.


                                     PART I

ITEM 1.    BUSINESS.

General

          Rexall Sundown, Inc. (the "Company") develops, manufactures, markets and sells vitamins, herbals, nutritional supplements and consumer health products through three channels of distribution: sales to retailers; direct sales through independent distributors; and mail order. The Company offers a broad product line of approximately 1,000 products consisting of approximately 1,200 stock keeping units ("SKUs"), including vitamins in both multivitamin and single-entity formulas, minerals, herbals, homeopathic remedies, weight management products and personal care products.

         On January 29, 1998, the Company consummated a business combination with Richardson Labs, Inc. ("Richardson") in a transaction accounted for as a pooling of interests. Richardson is engaged in the development, marketing, sale and distribution of a comprehensive line of diet and weight management products under the Richardson Labs(R) brand including the number one selling natural diet product, Ultra Chroma Slim(R), to major retailers and distributors in the food, drug, mass, health food and television home shopping channels of trade.

         The Company's principal executive offices are located at 6111 Broken Sound Parkway, NW, Boca Raton, Florida 33487 and its telephone number is (561) 241-9400. As used herein, the "Company" means Rexall Sundown, Inc. and its subsidiaries, except where the context indicates otherwise.

Industry Overview

          As reported by industry sources, the annual domestic retail market for vitamins, nutritional supplements and minerals was $7.8 billion in 1997, representing a 20% increase over 1996. However, recent market data reported that the industry growth rate was 15% for the four-week period ended October 11, 1998 compared to the prior year, down 3.7% sequentially, and no assurances can be given as to future industry growth rates. In the last several years, public awareness of the positive effects of vitamins and nutritional supplements on health has been heightened by widely publicized reports of scientific findings supporting such claims. Recent studies have indicated a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of a wide range of conditions including cancer, heart disease, stroke, arthritis, osteoporosis, mental fatigue and depression, declining immune function, macular degeneration, memory loss and neural tube birth defects. The Company believes that the rise of alternative medicine and the holistic health movement has also contributed to increased sales of nutritional supplements.

          The Company expects that the aging of the United States population, together with a corresponding increased focus on preventative health measures, will result in increased demand for vitamins and nutritional supplement products. According to the United States Census Bureau, through 2010, the 35-and-older age group of consumers, which represents a substantial majority of regular users of vitamin and nutritional supplements, is expected to grow significantly faster than the general United States population. Based on a national survey indicating that approximately 38% of Americans consumed vitamins and nutritional supplements on a regular basis in 1997, the Company believes that there is a large untapped domestic market for vitamins and nutritional supplements. Industry sources also report that vitamin consumers are taking more vitamins and nutritional supplements per day than in the past.

         The primary channels of distribution in the vitamin and nutritional supplement industry are: (i) mass market retailers which include drug stores, supermarkets, mass merchandisers and discount stores; (ii) health food stores;
(iii) direct sales organizations; and (iv) mail order. Within the mass market retailer channel, there are four primary vitamin product categories: national brands, broadline brands, private label brands and other brands. According to industry sources, the market for national brands, broadline brands and other brands of vitamins in the mass market has increased from approximately 60% of total domestic vitamin dollar sales in 1995 to approximately 65% in 1997. The market for private label vitamins has decreased from approximately 40% in 1995 to approximately 35% in 1997 of such sales. The national brand category primarily consists of multivitamin and mineral products marketed under nationally advertised names such as Centrum(R), One-A-Day(R), Theragran(R) and Osteo-Bi-Flex(TM), the Company's Sundown product which helps promote healthy, mobile joint function. Broadline brands, such as the Company's Sundown(R) brand, offer a complete range of products under one brand name, including multivitamins, single-entity vitamins, minerals and nutritional supplements, including herbal products. Private label products which are usually marketed under the retailer's store brand name also offer a wide product assortment, albeit somewhat narrower in scope than broadline brands, including national brand equivalent formulas positioned as lower-priced "compare and save" products.

         While the retail channel of distribution for vitamins and nutritional supplements has been consolidating, there has not yet been any significant consolidation among the companies that manufacture and sell these products. The vitamin and nutritional supplement industry remains fragmented, and the Company believes that no company controls more than 10% of the market.

Sales by Distribution Channel

          Set forth below for the periods indicated are the net sales and percent of net sales of the Company's products through the Company's three current distribution channels. Certain amounts have been restated to conform to the 1998 presentation with respect to the Richardson transaction.

                                                                 Fiscal Year Ended August 31,
                              ------------------------------------------------------------------------------------------------------
  Distribution Channel               1998                1997                 1996                 1995               1994
  --------------------        -------------------  ------------------   -----------------   ------------------   -------------------
Sales to Retailers(1):
   Sundown                     $ 282,909    53.3%  $ 108,081    37.2%   $ 71,387    33.1%    $ 62,427    37.0%   $ 54,216     45.7%
   Other(2)                       72,706    13.7%     60,648    20.9%     51,706    23.9%      37,525    22.3%     19,374     16.3%
                              ----------  -------  ---------   ------  ---------  -------   ---------   ------  ---------   -------
   Total sales to retailers      355,615    67.0%    168,729    58.1%    123,093    57.0%      99,952    59.3%     73,590     62.0%
Direct Sales:
   Rexall Showcase(R)            158,910    29.9%    105,221    36.2%     76,483    35.4%      52,606    31.2%     29,510     24.9%
Mail order - SDV(R)               16,216     3.1%     16,673     5.7%     16,442     7.6%      15,979     9.5%     15,559     13.1%
                              ----------  -------  ---------   ------  ---------  -------   ---------   ------  ---------   -------
   Total net sales             $ 530,741   100.0%  $ 290,623   100.0%  $ 216,018   100.0%   $ 168,537   100.0%  $ 118,659    100.0%
                              ==========  =======  =========   ======  =========  =======   =========   ======  =========   =======

(1) Certain prior period amounts have been reclassified to conform to the 1998 presentation.
(2) Includes Richardson, Rexall(R), Rexall Managed Care(R), Thompson(R) and private label.

Sales to Retailers

          For its sales of vitamins and nutritional supplements to retailers, the Company employs a marketing strategy directed at the end-user, with an emphasis on educating these consumers. The Company provides a wide product selection with many unique formulations, value pricing, clear and informative labeling, timely and innovative product introductions, and specially designed shelf organization systems called planograms. Net sales to retailers have grown from $73.6 million in fiscal 1994 to $355.6 million in fiscal 1998.

          Sundown. The Company has been selling vitamins and nutritional supplements under the Sundown tradename since 1976. The Sundown brand offers a broad selection of high quality products at prices lower than comparable-quality branded vitamins, thereby creating value for consumers as well as higher rates of shelf inventory turnover for retailers. The Company believes that its retail customers ultimately experience increased profits per linear shelf foot due to the high sales velocity of the Sundown brand. According to data from Information Resources, Inc. ("IRI"), a retail information gathering service, for the 52-week period ending September 27, 1998, Sundown was the number one brand in dollar and unit sales in the broadline vitamin category across all food, drug and mass merchandiser retail outlets in the United States. For the same period, the Sundown brand of herbals was the number one selling herbal brand in dollar and unit sales across all food, drug and mass merchandiser retail outlets in the United States. Additionally, Sundown's best selling product, Osteo-Bi-Flex, which helps to promote healthy mobile joint function is the second best selling branded nutritional supplement in the United States and is one of ten Sundown items among the top fifty nutritional supplement items sold nationwide.

          Historically, a majority of the Sundown brand sales were to regional deep discount retailers. Over the past several years, the success of the Company's value pricing strategy and high sales velocity has enabled the Company to increase its sales to retailers such as mass merchandisers, chain drug stores, supermarkets and warehouse club chains. Sundown products are now sold by many mass merchandisers (including chainwide distribution in all Wal*Mart, Kmart, Target, Meijer and Shopko stores), chain drug stores (including chainwide distribution in Rite-Aid, Walgreens, American Drug, Eckerd, Phar-Mor and Drug Emporium stores), supermarkets (including chainwide distribution in Publix, Kroger, Winn-Dixie, American Stores, SuperValu and Pathmark stores) and warehouse club chains (including Sam's Club and BJ's Wholesale), as well as through United States military commissaries and exchanges worldwide. Sundown's net sales have increased from $54.2 million in fiscal 1994 to $282.9 million in fiscal 1998.

          The Company sells approximately 260 vitamins, herbals and nutritional supplements under the Sundown tradename, including, among others, vitamin C, vitamin E, multivitamins, folic acid, calcium, potassium, magnesium, iron, St. John's Wort, ginkgo biloba, echinacea, saw palmetto and food supplements. Vitamins and nutritional supplements are sold in varying potency levels as single-entity supplements or multivitamin combinations, and are offered in tablet, two-piece capsule, softgel, liquid, chewable, and powder forms to accommodate various consumer preferences. The Company also offers national brand comparisons under the Sundown brand which have comparable multivitamin formulas to such products as Centrum(R), One-A-Day(R) and Theragran(R).

          The Company monitors new and developing health and nutrition trends in order to anticipate consumer demand and to introduce new products and reformulate existing products. Examples of the Company's anticipation of and response to consumer demand and emerging health and nutrition trends in the past year include the introduction of (i) a maximum strength formula of its Osteo-Bi-Flex product, a patented combination of the two dietary ingredients, glucosamine and chondroitin, which ingredients are featured in the New York Times bestseller, The Arthritis Cure, and reported in various clinical studies to provide nutritional benefits which may help to promote healthy, mobile joint function and connective tissue health; (ii) nine new standardized herbal complex formulas under the "Xtra(TM)" trademark including St. John's Wort Xtra(TM) for mood enhancement, Ginkgo Biloba Xtra(TM) for mental alertness, and Kava Kava Xtra(TM) for a calming and soothing sense of well-being, which herbs have been featured in numerous articles, including a recent cover story in Time magazine, and on television news magazines such as ABC News' 20/20 and Primetime Live and NBC News' Dateline; (iii) Memory Care(TM), containing the dietary ingredient, phosphatidylserine, which promotes healthy brain function and memory; (iv) Homocysteine Defense Formula, formulated to help maintain healthy levels of homocysteine in the blood, the elevation of which has been identified as a possible risk factor for cardiovascular disease as reported in the Journal of the American Medical Association; (v) Cernitin AF(TM), containing the dietary ingredient, Cernitin, which promotes prostate health; and (vi) Coenzyme Q-10 in a 75mg and 150 mg dosage for helping to maintain a healthy heart, circulatory and immune function. Historically, the Company has not incurred material research and development expenses. During the last fiscal year, the Company began to devote significantly greater resources to research and product development and intends to continue this practice in the future. Product concepts are internally developed by the Company's research and product development team, which consists of representatives of the Company's research and product development, sales and marketing, purchasing, quality control, regulatory and finance departments and members of senior management. See "--Research and Product Development."

          The Company markets its Sundown vitamin and nutritional supplements internationally through a network of distributors. The Company has exclusive and non-exclusive distribution agreements in foreign countries throughout the world, with the majority of international revenues presently being generated from South America. The Company believes that certain markets in South America, the Middle East and the Far East represent the most attractive outlets for its products although, currently, the Company's international sales are not material. All international sales are settled in United States currency.

          Other Sales to Retailers. In addition to Sundown products, the Company's other sales to retailers include sales under the Rexall brand to dollar stores and food and drug wholesalers, the Thompson brand to health food stores, the Rexall Managed Care brand to health maintenance organizations ("HMOs"), hospitals and long-term care facilities, the Richardson Labs brand to major retailers and distributors in the food, drug, mass and health food channels of trade and private label products to selected mass merchandisers and drug stores.

          In 1989, the Company purchased the Rexall tradename, under which health products have been marketed since 1903. An independent study has shown that the Rexall tradename is widely recognized by households in the United States. Although the Company owns the Rexall trademark, none of the operating Rexall Drug Stores are owned by the Company or have any obligation to purchase products from the Company. The Company's marketing strategy with respect to its Rexall line is to emphasize a national branded product at generic prices. The Company markets a full line of approximately 125 moderately-priced vitamins and nutritional supplements under the Rexall tradename, primarily to dollar stores and food and drug wholesalers. In fiscal 1998, the Company gained chainwide distribution of Rexall products in Dollar General stores.

          In 1990, the Company acquired the operating assets, including the Thompson trademark, of Wm. T. Thompson Co., Inc. which was founded in 1935. The "Rainbow" line of Thompson vitamins is sold through health food stores and consists of approximately 140 products, many of which have high potencies and are unique to Thompson. The Rainbow line represents the Company's premium line, and is priced competitively with other similar vitamin products sold in health food stores. Because the Company's targeted customer for Thompson products is the sophisticated vitamin consumer, the Company's strategy includes constantly monitoring new and developing trends in health and nutrition and adapting its product offerings accordingly.

          In 1995, the Company formed its Rexall Managed Care Division to market vitamins and nutritional supplements to the managed care market with a focus on HMOs, hospitals and long-term care facilities. The Rexall Managed Care line currently consists of approximately 55 vitamin and herbal products.

          In 1998, the Company acquired Richardson, which markets and sells a comprehensive line of approximately 70 diet and weight management products under the Richardson Labs brand to major retailers and distributors in the food, drug, mass, health food and television home shopping channels of trade.

          While the Company does not emphasize private label manufacturing, in select instances the Company offers these products to accommodate certain customer requests. For fiscal 1998 and 1997, approximately 3.5% and 4.3%, respectively, of the Company's net sales were from private label products.

  Direct Sales Through Independent Distributors

          In 1990, the Company formed Rexall Showcase International, Inc. ("Rexall Showcase"), its network marketing subsidiary, to market and sell unique health and wellness products under the Rexall tradename exclusively through a sales force of independent distributors who are not employees of Rexall Showcase or the Company. Rexall Showcase offers approximately 150 products which include weight management products, homeopathic medicines, personal care products, health and nutritional supplements and water filtration systems. Rexall Showcase products are specially formulated and packaged only for the network marketing distribution channel and are not available through retailers. New products introduced by Rexall Showcase in fiscal 1998 include Proportion Bars(TM) in four flavors, the Meno-Basics(TM) Companion Pack, Men's Formula Plus(TM), Women's Formula Plus(TM), and H-Care(TM). Rexall Showcase also added two shampoos, a hair conditioner and hand lotion to its Aestival skin care line and two new water filtration systems to its Clear Source line. Rexall Showcase's independent distributors are not required to make any inventory purchases and, to become a distributor, must only purchase a distributor kit. Rexall Showcase began its international expansion in 1996 by commencing operations in South Korea and Mexico. In 1997, Rexall Showcase commenced operations in Hong Kong and, in October 1998, commenced operations in Taiwan. Rexall Showcase intends to commence operations in the largest market for network marketing in the world, Japan, in 1999 and selected other countries in the future. Rexall Showcase's net sales have increased from $29.5 million in fiscal 1994 to $158.9 million in fiscal 1998.

          To become a Rexall Showcase distributor, a person or entity must enter into a standard distributor agreement with Rexall Showcase which obligates that person to abide by Rexall Showcase's policies and procedures. Additionally, distributors are also required to purchase a distributor kit, which includes all of the materials necessary for a distributor to commence operating a Rexall Showcase distributorship including information about the Company, product information, Rexall Showcase support functions, training materials, the ProfitPlus(TM) compensation program, policies and procedures, order forms, application forms and sales aids, for $49.50 in the United States, which approximates the cost of producing the distributor kit and associated costs. The number of active Rexall Showcase distributors as of August 31, 1998 was approximately 100,000. An "active" Rexall Showcase distributor is defined to mean any distributor who is eligible to participate in the Rexall Showcase business, including all new applicants whose completed distributor application and agreement has been accepted by Rexall Showcase, as well as those existing distributors who have renewed their distributorship during the last twelve months. In order to renew an existing distributorship, a distributor is required to submit to Rexall Showcase, on each anniversary date of becoming a distributor, a renewal form with the applicable renewal fee (currently $15.00 in the United States) which approximates administrative costs and the costs of periodic mailings.

          Rexall Showcase processes, fills and ships orders from the Company's distribution center, usually within a 24-hour period after the order is placed by the distributor. Rexall Showcase allows its retail customers to return any product, for any reason, to the selling distributor within 30 days from the date of purchase for a total refund or replacement. Rexall Showcase then reimburses the selling distributor who has issued the refund or replacement. Prior to placing orders for additional products, distributors are required to certify that they have sold at least 70% of their prior order. In the event of termination of the relationship between Rexall Showcase and a distributor, Rexall Showcase will repurchase from such distributor all resaleable inventory purchased by such distributor within 12 months of such termination for 90% of the original net cost to the distributor. The Company provides for a reserve for such returns, however, to date, such returns have not been material.

          Rexall Showcase's success is dependent upon continued sales of its products to consumers by its distributors and the ongoing recruitment and maintenance of a motivated, experienced network of distributors. To increase its distributor's ability to succeed, Rexall Showcase sponsors and conducts national and international conventions which are designed to educate and recruit distributors. Distributor leaders also hold regional and local events to recruit new distributors and train existing distributors. Rexall Showcase maintains a dedicated distributor services department to provide information and assistance to distributors including a national voice-mail system, a bi-monthly magazine, national broadcast telephone calls led by top distributors and other supportive programs. Rexall Showcase also offers participation in a stock option plan and stock purchase plan to distributors who reach certain sales targets.

          Rexall Showcase employs various technologies and innovations which allow for fast and efficient communication and service between Rexall Showcase, its distributors and their customers. These include such tools as (i) the Autoship program, which allows products to be regularly shipped each month directly from Rexall Showcase to the end-user; and (ii) voice mail, which allows Rexall Showcase or its distributors to send phone messages to large numbers of distributors at once or communicate to specific distributors. In fiscal 1998, Rexall Showcase introduced REX, an automated voice response system that enables distributors to place orders and check sales volume 24 hours a day, seven days a week, and RSI Online, a password-protected section of its new website where distributors may place orders, check sales volume and process new distributor applications at any time.

         Rexall Showcase is a member of the Direct Selling Association and the World Federation of Direct Selling Associations, the national and international trade associations, respectively, of the leading firms that manufacture and distribute goods and services directly to consumers, whose mandate is to ensure that the marketing by member companies of products or the direct sales opportunity is conducted at the highest level of business ethics and service to consumers.

Mail Order

          The Company's mail order division markets products primarily under its SDV brand directly to consumers through catalogs and direct mailings. This division targets approximately 350,000 of the most active customers out of an approximate 600,000 household proprietary mailing list developed by the Company since its inception in 1976. The Company's SDV division offers approximately 230 products including a full line of vitamins, minerals and other nutritional supplements along with selected health-related products at prices which are competitive with those of other mail order companies. Net sales for the Company's SDV division have increased from $15.6 million in fiscal 1994 to $16.2 million in fiscal 1998. As the Company has focused primarily on its Sundown brand and Rexall Showcase, the Company has not allocated significant resources to its mail order division.

Sales Support and Customer Services for Retailers

          The Company utilizes its information systems and staff of sales and customer support professionals to provide retailers with a comprehensive array of services. The Company seeks to assist the retailer with sales initiatives, sales data analyses and marketing and merchandising programs, all of which are designed to maximize in-store awareness of the Company's products and improve results in the retailer's vitamin and nutritional supplement category. For a number of its retail customers, the Company serves as a category manager, at no additional cost to the retailer, actively analyzing, monitoring and advising on product selection, profitability, sales velocity and overall performance of the retailer's entire vitamin and nutritional supplement category. To help optimize the performance of its retailers' departments, as well as sales of the Company's products, the Company develops computerized planograms designed to efficiently utilize shelf space and direct consumers' attention to the Company's products.

          In addition, the Company provides marketing support for its product lines by developing customized marketing programs. The Company's corporate creative services department provides customer support by designing packaging displays and point of purchase material for customers as well as informative, easy-to-read labels and packages for the Company's products. The Company believes that its double-sided label gives it a shelf-facing advantage appreciated by retailers. Support for retail sales is further provided through various in-store merchandising centers, including information pamphlets for consumers, displays featuring key and topical products. The Company employs and contracts with merchandisers who periodically visit certain retailers to restock the shelves, place new orders and monitor and update the presentation of the Company's product lines through floor displays, side wings, shelf-talkers, store signs, promotional packs and other individualized promotions.

          The Company historically expended approximately 2% of its sales on advertising which primarily consisted of cooperative support to retailers and brand advertising on a limited basis. During the fourth quarter of fiscal 1997, the Company launched a major national advertising campaign to support Osteo-Bi-Flex, the Sundown division's exclusive patented formula of glucosamine and chondroitin. In fiscal 1998, the Company spent approximately $14 million on television, radio and print advertisements which focused primarily on Sundown's Osteo-Bi-Flex, St. John's Wort, Homocysteine Defense Formula and the entire line of Sundown herbal products as well as Richardson's Chroma-Slim product. The Company also spent approximately $8.5 million on cooperative advertising in fiscal 1998. The Company sponsors various sports personalities and events. In addition, Sundown is the official vitamin brand of the National Football League's Miami Dolphins and is the preferred nutritional supplier of vitamins and nutritional supplements for the National Hockey League's Florida Panthers. The Company expects to continue to use various forms of mass media advertisement, including national advertising, to primarily build the national reputation and recognition of its Sundown brand.

          At November 1, 1998, the Company had a total sales and support staff of approximately 130 employees, of which approximately 45 are responsible for generating sales and managing customer accounts and are paid on a salary and incentive bonus basis. In addition, the Company utilizes a national brokerage alliance of approximately 55 independent representative organizations in the United States and internationally, substantially all of which sell the Company's brands on an exclusive basis in their respective product categories.

Research and Product Development

          The Company's research and product development department consists of an internal staff of professionals including several Ph.D.s. The staff also includes biochemists, nutritionists, dieticians, pharmacists, food scientists and marketing professionals. The core strategy employed by the Company's research and product development team in developing new products is to identify emerging markets and to develop effective, science-based formulas and technologies for those markets. New product ideas are generated from a variety of sources, including independent and Company-sponsored scientific and market research, reports in scientific and medical periodicals such as the New England Journal of Medicine and Journal of the American Medical Association and information and suggestions received from vendors and others.

          In order to determine the feasibility of developing, producing and selling a new product, the Company's research and product development group submits new product ideas to representatives of the Company's sales and marketing, purchasing, manufacturing and finance departments and to members of senior management. As part of this overall feasibility analysis, the Company's quality control and regulatory departments also conduct a thorough investigation of the safety and efficacy of each proposed new product as well as an analysis of potential patent, trademark and other legal and regulatory issues. The Company's purchasing department then obtains the raw materials necessary to produce the new product. After quality testing, the Company begins production of an initial pilot sample to determine various product characteristics and ensure that this product will meet all applicable regulatory and internal quality standards. Based on these tests, final labels and product specifications, including any substantiated statements of nutritional support, such as structure and function claims for the new product, are developed. The final costs of production are reviewed by the financial and marketing teams, to determine that adequate margins can be obtained based on the anticipated sales price. The Company has typically been able to complete the cycle from product concept to final production in a period ranging from several weeks to several months. During fiscal 1998, the Company introduced 48 new products for Sundown including the line of herbal Xtra products, soy isoflavones and alpha-lipoic acid, 11 new products for Rexall Showcase including the Meno-Basics Companion Pack, H-Care and Proportion Bars, and 42 new products for the Company's other divisions.

          The Company is an active member and supporter of many scientific and educational industry organizations including the Council for Responsible Nutrition, the American Botanical Council, the American College of Nutrition, the American Herbal Products Association, the American Herbal Pharmacopoeia, the Herb Research Foundation, the National Nutritional Foods Association and the National Research Council for Health ("NRCH"). The Company is also a founding member of the Corporate Alliance for Integrative Medicine, a not-for-profit organization created to increase knowledge and awareness of the efficacy and safety of vitamins, herbs and other dietary supplements. The Company's research and product development group works closely with the NRCH and its scientific advisory board in developing continuing education programs for health professionals. The NRCH also manages much of the Company's clinical research. The Company, by itself and in conjunction with suppliers of raw materials, sponsors double-blinded, placebo-controlled human investigations conducted by leading scientific and educational institutions.

Manufacturing and Quality Control

          The Company began manufacturing vitamin tablets at its 82,000 square foot plant in Boca Raton, Florida in 1994 and expanded its manufacturing capacity for two-piece capsules in 1997. These internal capabilities enable the Company to better control the supply, cost and quality of goods produced. Currently, the Company manufactures approximately 75% of its tablet and two-piece formulations. The balance of the Company's vitamins and nutritional supplement products are obtained from independent manufacturers in accordance with the Company's standards and specifications. The Company intends to start manufacturing softgels during fiscal 1999. The Company will continue to weigh the costs and benefits of in-house manufacturing of specific products in order to maximize cost-effectiveness and customer service. The Company's manufacturing and distribution operations employ approximately 725 persons. The Company enhanced its distribution capacity by opening a 65,000 square foot Western distribution facility in Sparks, Nevada in October 1996 and by acquiring a 157,000 square foot warehousing and packaging facility in Deerfield Beach, Florida which opened in

December 1997. In September 1998, the Company leased an additional 50,000 square foot warehousing and point-of-purchase display assembly facility in Deerfield Beach, Florida.

          The Company is committed to providing the highest quality products. All of the Company's products are manufactured in accordance with the applicable Current Good Manufacturing Practices ("CGMPs") of the United States Food and Drug Administration ("FDA") applicable to food and other applicable regulatory and compendial manufacturing standards, such as the United States Pharmacopoeia ("USP"). All raw materials and finished products undergo numerous quality testing procedures, including sample, weight, purity, heavy metals and microbiological testing. The Company follows USP monographs for microbial limit tests, and for analytical testing methods, official, compendial or in-house validated methods are employed. In-house validated methods developed by in-house chemists are subject to rigorous validation prior to their adoption. In addition to quantitative testing procedures that are used to analyze vitamins, minerals and standardized herbal supplements, the Company utilizes state of the art methodologies to characterize and verify whole herb raw materials. Such methodologies include microscopy, Thin Layer Chromatography, Fourier Transform Infrared Spectroscopy, Microscopic Image Analysis and High Performance Liquid Chromatography. The Company also has its products tested on a periodic basis by independent third party laboratories.

          Upon receipt by the Company of a raw material or a finished product at its manufacturing facilities, the item is placed in quarantine until tested and passed by the Company's technical services department. When the raw materials are released from quality control, they are ready to enter the production process where they are blended and made into tablets or two-piece capsules. The principal raw materials used in the manufacturing process are natural and synthetic vitamins and other dietary ingredients, which are purchased by the Company from domestic and international raw materials suppliers and are believed to be readily available from numerous sources. Although the Company believes that all of its sources of raw materials and products are reliable, the Company's results of operations could be adversely impacted if it is forced, on short notice, to find alternate sources of supply.

          Twice a year, Shuster Laboratories, Inc. ("Shuster"), an industry-recognized independent quality control expert, conducts extensive audits of the Company's facilities. These inspections are conducted to assess the level of compliance to CGMP regulations at the facilities, and also to assess the Company's compliance with Manufacturing Practices for Nutritional Supplements, USP 23rd Edition. Shuster is nationally recognized as a premier quality control auditor, and performs similar quality control checks on many of the major dietary supplement manufacturers in the United States. Each year since the inception of the audits in November 1995, Shuster has awarded the Company its highest rating issued to any Shuster-inspected dietary supplement firm, based on its review of the Company's manufacturing, laboratory testing and quality control procedures.

Government Regulation

          The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities, as well as of foreign countries, in which the Company's products are sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals, herbs, food, OTC and prescription drugs and cosmetics. The regulations that are promulgated by the FDA relating to the manufacturing process are known as CGMPs, and are different for drug and food products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, OTC drugs, cosmetics and foods.

          The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

          DSHEA provides for specific nutritional labeling requirements for dietary supplements and FDA's final regulations require that all dietary supplements must be labeled in compliance with the regulations by no later than March 23, 1999. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. On April 29, 1998, FDA issued a Proposed Rule, "Regulations on Statements Made For Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body." The Proposed Rule, when finalized, will establish criteria for determining when a statement is a claim to diagnose, cure, mitigate, treat or prevent disease thereby making the product an unapproved new drug. The Company anticipates that the FDA will finalize this Proposed Rule, as well as CGMPs which are specific to dietary supplements.

          Final labeling regulations require expanded or different labeling for the Company's vitamin and nutritional supplement products. Final CGMPs for dietary supplements will require at least some of the quality control provisions contained in the CGMPs for drugs. The Company cannot determine what effect such regulations, when fully implemented, will have on its business in the future. Such regulations could, among other things, require the recall, reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties and manufacturing processes of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including, warning letters, fines, product recalls and seizures.

          On November 18, 1998, the FTC issued its "Dietary Supplements: An Advertising Guide for Industry." Such guide provides an application of FTC law to dietary supplement advertising and includes examples of how principles of advertisement interpretation and substantiation apply in the context of dietary supplement advertising. Such Guide provides additional explanation but does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. The Company believes that its current advertising is in substantial compliance with such Guide, although no assurances can be given in this regard.

          Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into a market or prevent or delay the introduction, or require the reformulation or relabeling, of certain of the Company's products.

          Rexall Showcase is subject to regulation under various international, state and local laws which include provisions regulating, among other things, the operation of direct sales programs. In addition, many countries currently have laws that would restrict or prohibit direct sales companies, such as Rexall Showcase, from conducting business therein.

          In addition, the Company cannot predict whether new domestic or foreign legislation regulating its activities will be enacted. Such new legislation could have a material adverse effect on the Company.

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

          Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with other vitamin and nutritional supplement companies because of its competitive pricing, marketing strategies, sales support and the quality, uniqueness and breadth of its product line.

Trademarks and Patents

          The Company owns trademarks including trademarks registered with the United States Patent and Trademark Office or certain other countries for its Sundown(R), Thompson(R), Rexall Showcase International(R), Rexall(R) and other trademarks, and has rights to use other names material to its business. In addition, the Company has obtained trademarks for certain of its products, processes or slogans including Plenamins(R), Super Plenamins(R), SunVite(R), Ultra Max(R), Perfect Iron(R), Perfect Antioxidant(R), Ginstamina(R), Circus Chews(R), Bios(R), Bios Life 2(R), Showcase Nutritionals(R), Calmplex 2000(R), Metaba-trol(R), Cellular Essentials(R), Cardio Basics(R), Nature Force(R), PMS Balance(R), Human Nature(R), Mature Choices(R), Multiple Choice(R), Memory Plus(R), In-Vigor-ol(R), Reliev-ol(R), Defend-ol(R), Intern-ol(R), Traum-ex(R), Advanced Release Technology(R), Meta-Essent-Ol(R), Richardson Labs(R), Nutra Kids(R) and Chroma Slim(R). The Company has trademark and service mark applications pending for Osteo-Bi-Flex(TM), Gluco-Pro 900(TM), Vascular CompleteTM, Smokease(TM), Tomorrow's Nutrition TodayTM, Clear ThoughtsTM, RexwebSM, RextelSM, The Best Vitamins Under the Sun(TM), Biotrol(TM), Proportion(TM). Federally registered trademarks have perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement. Although the Company owns the Rexall(R) trademark, none of the operating Rexall Drug Stores are owned by the Company or have any obligation to purchase products from the Company. The Company owns certain patents in the United States and Canada, including several patents relating to Rexall Showcase's Bios Life 2 and Bios Life 2 Natural weight management products and a patent for dual-sided labels in the vitamin industry. The Company also has certain patent applications pending in the United States and internationally. The Company currently markets its Osteo-Bi-Flex, which contains glucosamine and chondroitin, as the exclusive licensee in the United States and Canada of over-the-counter dietary supplements manufactured under two United States Patents and one Canadian Patent Application.

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

Employees

          As of November 16, 1998, the Company employed approximately 1,300 persons on a full-time basis. None of the Company's employees are represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES.

         As of November 16, 1998, the Company owned or leased the following facilities:

                                                                  Approximate    Leased or    Expiration Date
                                                                  -----------    ---------    ---------------
            Location                    Type of Facility          Square Feet       Owned         of Lease
            --------                    ----------------          -----------       -----         --------
Domestic
--------
Boca Raton, Florida               Administrative Offices             92,000         Owned            --
Boca Raton, Florida               Administrative Offices             58,000         Owned            --
Boca Raton, Florida               Manufacturing and Production       82,000         Owned            --
Deerfield Beach, Florida          Warehouse and Packaging           157,000         Owned            --
Boca Raton, Florida               Warehouse and Distribution        100,000         Owned            --
Sparks, Nevada                    Warehouse and Distribution         65,000        Leased      September 1999
Boca Raton, Florida               Warehouse  and Distribution        60,000        Leased        March 2001
Deerfield Beach, Florida          Warehouse and Distribution         50,000        Leased         July 2002
Boca Raton, Florida               Warehouse and Distribution         30,000        Leased      Month-to-Month

International
-------------
Hong Kong, China                  Administrative Offices and          7,700        Leased         July 2000
                                    Distribution
Taipei, Taiwan                    Administrative Offices and         12,000        Leased        August 2001
                                    Distribution
Mexico City, Mexico (1)           Administrative Offices,            5,600         Leased       December 2000
                                    Warehouse and Distribution
Seoul, South Korea                Administrative Offices             4,500         Leased       February 1999
Seoul, South Korea                Distribution                       5,000         Leased        March 1999

Kiheung, South Korea              Warehouse                          8,000         Leased        April 1999
Kwangju, Pucheon, Pusan, Taegu,   Regional Offices                   11,000        Leased       February 1999-
Taejeon and Seoul, South Korea                                                                  November 1999

--------------------------------------------------------------------------------
(1) The Company also leases two small distribution service centers in Guadalajara and Mexico City, Mexico. The Guadalajara lease expires in August 1999 and the Mexico City lease is on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS.

         L-Tryptophan Litigation. Numerous unrelated manufacturers, distributors, suppliers, importers and retailers of manufactured L-tryptophan are or were defendants in an estimated 2,000 lawsuits brought in federal and state courts seeking compensatory and punitive damages for alleged personal injury from ingestion of products containing manufactured L-tryptophan. The Company has been named in 27 lawsuits, of which 25 have been settled or discontinued through November 1998 and additional suits may be filed. Prior to a request from the FDA in November 1989 for a national, industry-wide recall, the Company halted sales and distribution of, and also ordered a recall of, L-tryptophan products. Subsequently, the FDA indicated that there is a strong epidemiological link between the ingestion of the allegedly contaminated L-tryptophan and a blood disorder known as eosinophilia myalgia syndrome ("EMS"). Investigators at the United States Center for Disease Control suspect that a contaminant was introduced during the manufacture of the product in Japan. While intensive independent investigations are continuing, there has been no indication that EMS was caused by any formulation or manufacturing fault of the Company's supplier or any of the other companies that manufactured tablets or capsules containing L-tryptophan.

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

         Hines Litigation. In April 1992, an action was commenced in the United States District Court for the Southern District of Florida (CIV 92-6387) by Patrick J. Hines, on behalf of himself and others similarly situated against the Company, Rexall Showcase and certain of its officers. The complaint alleged, among other things, violation of the United States securities laws, Racketeer Influenced and Corrupt Organizations Act ("RICO") and unfair advertising with respect to the operations of Rexall Showcase. Virtually identical lawsuits on behalf of various plaintiffs were filed at approximately the same time against various other direct sales companies by two law firms, including the law firm representing Mr. Hines. The Company and Rexall Showcase filed a motion to dismiss the complaint on numerous grounds, including failure to state a cause of action and violations of the federal civil procedural rules. Such motion was granted in June 1994 and the plaintiff filed a new complaint. The allegations in Plaintiff's Second Amended Complaint were similar to the original complaint and included additional claims of violations of various Florida statutes, including those relating to deceptive advertising, business opportunities, franchises and securities. On August 8, 1997, the court dismissed the claims for relief alleging fraud in connection with the offer and sale of securities, federal racketeering violations under RICO and state law racketeering claims, common law fraud and deceit, illegal lottery and business opportunities state law violations. In September 1997, Plaintiff filed a Third Amended Complaint in response to such order. The Company and Rexall Showcase filed an answer and asserted affirmative defenses to the Third Amended Complaint on August 17, 1998. Although the Company believes that such lawsuit is without merit, no assurances can be given in this regard. The Company will vigorously defend itself and believes any adverse decision will not have a material adverse impact on the Company or Rexall Showcase.

          Securities Class Action Litigation. In November 1998, several class action complaints alleging violations of the federal securities laws were filed against the Company and certain officers and directors of the Company. These suits purport to be on behalf of all persons who purchased the Company's common stock between March 19, 1998 and November 5, 1998. Following initial review of the complaints which have been served, the Company believes that the allegations are completely without merit, the lawsuits are groundless, and the Company will vigorously defend against them, although no assurance can be given that the Company will ultimately prevail in its defense.


         Other Litigation. The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to the vote of security holders during the fourth quarter of fiscal 1998.

Executive Officers of the Registrant
------------------------------------

         The following table sets forth certain information concerning the executive officers of the Company:

Name                                     Age                                 Position
----                                     ---                                 --------
Carl DeSantis....................        59     Chairman of the Board
Christian Nast...................        67     Chief Executive Officer and Director
Damon DeSantis...................        34     President and Director; Chief Executive Officer of Rexall Showcase
Nickolas Palin...................        51     Senior Executive Vice President, President-Sundown Vitamins and Director
Ian Stuart.......................        47     Executive Vice President and Chief Operating Officer
Geary Cotton.....................        47     Vice President, Chief Financial Officer and Treasurer
Richard Werber...................        46     Vice President-Legal Affairs, General Counsel and Secretary
Gerald Holly.....................        56     Executive Vice President-Operations

         Carl DeSantis founded the Company in 1976 and has served as Chairman of the Board of the Company since its inception, served as Chief Executive Officer from the Company's inception to February 1997 and served as its President from 1976 to April 1995. Mr. DeSantis has had over 18 years of experience with retail drug store companies, including Super-X Drug Stores and Walgreen Drug Stores. He is the father of Damon DeSantis and Dean DeSantis, a Director of the Company.

         Christian Nast has been Chief Executive Officer of the Company since February 1997 and a Director of the Company since October 1993. Mr. Nast served as President of the Company from April 1995 to February 1998. He served as Chief Operating Officer of the Company from April 1995 to February 1997. From December 1989 to April 1995, Mr. Nast was employed by Colgate Palmolive Company as its Executive Vice President--North America. Mr. Nast has over 40 years of experience in the consumer products industry with companies such as Bristol-Myers Squibb Company, Chesebrough-Ponds, Inc. and the Procter & Gamble Company.

         Damon DeSantis has been President of the Company and Chief Executive Officer of Rexall Showcase, the Company's network marketing subsidiary, since February 1998 and a Director of the Company since July 1988. He served as President of Rexall Showcase from January 1993 to February 1998 and as Executive Vice President of the Company from July 1988 to February 1998. He was a Vice President of the Company from when he joined the Company in September 1983 until July 1988. He is the son of Carl DeSantis and the brother of Dean DeSantis.

         Nickolas Palin has been Senior Executive Vice President of the Company since July 1998, President of the Company's Sundown Vitamins division since September 1997 and a Director of the Company since December 1995. He served as Senior Vice President-Sales and Marketing of the Company from August 1989 to September 1997 and joined the Company in 1984.

         Ian Stuart has been Executive Vice President and Chief Operating Officer of the Company since joining the Company in September 1998. From March 1993 until joining the Company, Mr. Stuart served in various capacities for Bristol-Myers Squibb Company, including as President of its Consumer Products Group in Japan and, most recently, as President of its Mead Johnson Nutritionals division. Prior thereto, Mr. Stuart has over 25 years of experience in the consumer products industry with companies such as Unilever PLC, Chesebrough-Ponds, Inc. and The Gillette Company.

         Geary Cotton has been Chief Financial Officer of the Company since August 1989, Vice President and Treasurer of the Company since March 1993 and joined the Company in 1986. Mr. Cotton is a Certified Public Accountant.

         Richard Werber has been Vice President-Legal Affairs and General Counsel of the Company since August 1991 and Secretary of the Company since March 1993. Prior to that, Mr. Werber was a partner in the law firm of Holland & Knight.

         Gerald Holly has been Executive Vice President-Operations of the Company since joining the Company in November 1997. For the prior twenty-five years, Mr. Holly served in various capacities for Pharmavite Corp., a subsidiary of Otsuka Pharmaceutical Company, Ltd. of Japan, including Executive Vice President-Operations since 1992.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock was first listed and began trading on the Nasdaq National Market on June 18, 1993 under the symbol RXSD. In February 1998, the Company's Common Stock became a component of the Nasdaq-100(R) Index, a capitalization-weighted index comprising 100 of the largest non-financial stocks listed on the Nasdaq National Market(R).

         Set forth below are the high and low closing sales prices of the Common Stock as reported on the Nasdaq National Market for the periods indicated.

                                                                                  Common Stock
                                                                                   ------------
                                                                            High                 Low
                                                                            ----                 ---
Fiscal Year Ended August 31, 1997:

  First Quarter.................................................           $19.62               $11.81
  Second Quarter................................................            16.56                11.88
  Third Quarter.................................................            13.81                 9.63
  Fourth Quarter................................................            19.50                13.56


Fiscal Year Ended August 31, 1998:

  First Quarter.................................................           $23.75               $17.13
  Second Quarter................................................            38.63                23.50
  Third Quarter.................................................            38.69                30.03
  Fourth Quarter................................................            38.38                18.25

         The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time, as well as such other factors as the Company's Board of Directors may deem relevant. The approximate number of beneficial owners and record holders of the Common Stock as of November 17, 1998 was 17,350 and 1,400, respectively.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

    The selected consolidated financial data presented below is derived from the Consolidated Financial Statements of the Company. The Consolidated Financial Statements as of and for the years ended August 31, 1998, 1997, 1996, 1995 and 1994 have been audited by PricewaterhouseCoopers LLP, independent accountants. The following information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes and other consolidated financial information included herein.

                                                                              Fiscal Year Ended August 31,
                                                 -----------------------------------------------------------------------
                                                     1998           1997           1996          1995           1994
                                                 -------------  ------------   ------------  ------------   ------------
                                                                         (In thousands, except per share data)
Operating data:
Net sales                                        $    530,741   $   290,623    $   216,018   $   168,537    $   118,659
Cost of sales                                         223,231       113,675         85,350        79,249         58,884
                                                 -------------  ------------   ------------  ------------   ------------
    Gross profit                                      307,510       176,948        130,668        89,288         59,775
Selling, general and administrative expenses          201,655       122,941         95,072        69,556         46,426
                                                 -------------  ------------   ------------  ------------   ------------
    Operating income                                  105,855        54,007         35,596        19,732         13,349
Other income (expense), net                             4,399         4,055          1,095          (511)           177
                                                 -------------  ------------   ------------  ------------   ------------
Income before income tax provision                    110,254        58,062         36,691        19,221         13,526
                                                 -------------  ------------   ------------  ------------   ------------
Income from continuing operations (pro
  forma) (1)                                           69,234        37,176         23,053        12,348          8,456
Loss from discontinued operations (2)                       -             -              -        (7,976)        (2,377)
                                                 -------------  ------------   ------------  ------------   ------------
    Net income (pro forma) (1)                   $     69,234   $    37,176    $    23,053   $     4,372    $     6,079
                                                 =============  ============   ============  ============   ============

Diluted income (loss) per common share (pro
  forma) (1)
  Continuing operations                          $       0.94   $      0.53    $      0.36   $      0.20    $      0.14
  Discontinued operations                                   -             -              -         (0.13)         (0.04)
                                                 -------------  ------------   ------------  ------------   ------------
           Net income per share                  $       0.94   $      0.53    $      0.36   $      0.07    $      0.10
                                                 =============  ============   ============  ============   ============

Diluted weighted average shares outstanding            73,773        70,792         64,337        61,879         61,422
                                                 =============  ============   ============  ============   ============

                                                                               August 31,
                                                 -----------------------------------------------------------------------
                                                     1998            1997          1996           1995           1994
                                                 -------------  ------------   ------------  ------------   ------------
Balance sheet data:
Working capital                                  $    220,643   $   150,159    $    56,623   $    29,056    $    20,769
Total assets                                          339,358       236,294        111,304        70,261         62,531
Long term debt                                              -         3,476          1,962           779          1,085
Shareholders' equity                                  290,061       196,702         89,850        54,866         48,780

---------------
(1) Pro forma net income from continuing operations reflects a pro forma tax provision for Richardson Labs, Inc. for periods prior to the January 1998 acquisition of Richardson, as Richardson was an S corporation and not subject to corporate income taxes.
(2)  Net of tax benefit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. Additionally, certain divisional data of the Company is set forth in
Item 1--"Business--Sales by Distribution Channel."

         Revenue from the sale of the Company's products is recognized at the time products are shipped. Net sales are net of all discounts, allowances, returns and credits. Initial costs associated with acquiring sales agreements with certain retail customers are amortized over the expected term of the relevant agreement and the amortization of such costs is recorded as a reduction in net sales. Approximately 96.5% and 95.7% of the Company's net sales in fiscal 1998 and 1997, respectively, were of products sold under one of the following brand names: Sundown, Rexall Showcase, Richardson Labs, Rexall, Thompson, SDV and Rexall Managed Care. Sales of private label products accounted for approximately 3.5% and 4.3% of net sales for fiscal 1998 and 1997, respectively.

         Cost of goods sold includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. The majority of the Company's products are in tablet, softgel or two-piece capsule forms. In 1994, the Company initiated manufacturing, beginning with vitamins in tablet form, which resulted in lower costs than outsourcing such manufacturing. Presently, the Company manufactures approximately 75% of its tablet and two-piece formulations. The Company's manufacturing operations are in one 82,000 square foot facility. In December 1997, the Company commenced operation of its 157,000 square foot packaging and warehouse facility. In addition, the Company anticipates that it will commence manufacturing softgels during fiscal 1999 at its current manufacturing facility.

         Gross margins are impacted by changes in the relative sales mix among the Company's channels of distribution. In particular, gross margins are positively impacted if sales of the Company's direct sales subsidiary, Rexall Showcase, increase as a percentage of net sales because such products command a higher gross margin. In a related manner, selling, general and administrative expenses as a percentage of net sales are typically higher if sales of Rexall Showcase increase as a percentage of net sales because of the commissions paid to Rexall Showcase's independent distributors. Conversely, if Rexall Showcase's sales as a percentage of net sales decrease, gross margins will be negatively impacted and selling, general and administrative expenses will decrease as a percentage of net sales. Historically, operating margins from sales to retailers and mail order have been higher than operating margins from the Rexall Showcase division. For the upcoming year, the Company expects that Rexall Showcase's net sales as a percentage of total net sales will remain relatively consistent with the percentage achieved in fiscal 1998, although no assurances can be given in this regard.

         On September 28, 1998, the Company's Board of Directors authorized a share repurchase program, which allows the Company to buy back up to $100 million of its Common Stock. Under the terms of the program, which has no expiration date, the Company may buy shares from time to time in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of November 20, 1998, the Company has repurchased 3,470,000 shares pursuant to the program.

         On January 29, 1998, the Company exchanged 2,884,616 shares of the Company's Common Stock for all of the common stock of Richardson Labs, Inc. ("Richardson"). Richardson develops, markets and sells diet and weight management nutritional supplements. Prior to the transaction, Richardson was an S corporation for Federal income tax purposes and, accordingly, did not pay U.S. Federal income taxes. However, for periods prior to January 1998, pro forma net income on the Company's Consolidated Statements of Operations reflects a pro forma tax provision for Richardson, as if it were subject to corporate income taxes. The transaction was accounted for as a pooling of interests, and, accordingly, the Company's historical financial statements have been restated to include the financial position and results of operations of

Richardson for all prior periods presented. In connection with the transaction, approximately $2.5 million of transaction costs and expenses were incurred during fiscal 1998.

Results of Continuing Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                        Fiscal Year Ended August 31,
                                                                        ----------------------------
                                                                       1998        1997          1996
                                                                       ----        ----          ----
Net sales...................................................          100.0%      100.0%       100.0%
Cost of sales...............................................            42.1        39.1         39.5
                                                                      ------      ------       ------
  Gross profit..............................................            57.9        60.9         60.5
Selling, general and administrative expenses................            38.0        42.3         44.0
                                                                      ------      ------        -----
  Operating income..........................................            19.9        18.6         16.5
Other income (expense), net.................................              .8         1.4           .5
                                                                      ------      ------       ------
Income before income tax provision..........................            20.7        20.0         17.0
Pro forma net income........................................           13.0%       12.8%        10.7%

Fiscal Year Ended August 31, 1998 Compared To Fiscal Year Ended August 31, 1997

         For the fiscal year ended August 31, 1998, net sales were $530.7 million, an increase of $240.1 million or 82.6% over fiscal 1997. Of this increase, net sales to retailers increased 110.8% as compared to fiscal 1997 and accounted for $186.9 million of the overall increase. The increase in net sales to retailers was primarily attributable to increased sales and distribution to the Company's existing customer base, new account distribution as well as new product introductions. Leading the sales growth in product introduction has been the Company's Osteo Bi-Flex(TM) brand, an exclusively licensed, patented combination of glucosamine and chondroitin, which may help to promote healthy, mobile joint function and connective tissue health. Osteo Bi-Flex has become the second best selling national brand supplement in the country. Net sales of the Company's direct sales subsidiary, Rexall Showcase, increased by $53.7 million, an increase of 51.0% over fiscal 1997. The increase in direct sales was primarily due to the expansion of Rexall Showcase's independent distributor base, which has increased approximately 30% since fiscal year end 1997 and the successful introduction of new products. Also contributing to the sales increase was the October 1997 commencement of Rexall Showcase's operations in Hong Kong. Rexall Showcase currently has operations in Hong Kong, Taiwan and South Korea and anticipates commencing operations in Japan in fiscal 1999. Currently, net sales within this region of the world are not material when compared to the Company's total net sales. The Company will continue to monitor the economic situation within this region. The net increase in sales to retailers and for Rexall Showcase was primarily due to an increase in unit volume, as pricing has remained essentially flat. Net sales of the Company's mail order division, SDV, remained relatively flat as compared to fiscal 1997.

         Gross profit for fiscal 1998 was $307.5 million, an increase of $130.6 million or 73.8% over fiscal 1997. As a percentage of net sales, gross margin decreased from 60.9% for fiscal 1997 to 57.9% for fiscal 1998. The decrease in gross margin was due primarily to net sales to retailers constituting a higher percentage of the Company's total net sales. As noted earlier, Rexall Showcase products have a higher gross margin than products sold to retailers, and as such, gross margins decline as Rexall Showcase's net sales decrease as a percentage of total net sales. Also negatively affecting gross margin were additional costs associated with the start-up of the Company's new packaging facility and a change in product mix within the sales to retailers division, to products that generate lower gross margins.

         Selling, general and administrative expenses for fiscal 1998 were $201.7 million, an increase of $78.8 million or 64.0% over fiscal 1997. Of the $78.8 million increase, $26.7 million related to the increase in sales commissions paid to Rexall Showcase's independent distributors. Additionally, expenses related to national advertising accounted for $11.1 million of the increase. This increase in advertising expense is consistent with management initiatives to further promote the Company's products. Also included in selling, general and administrative expenses for fiscal 1998 are approximately $2.5 million in pooling of interest expenses related to the Richardson transaction for which there was no corresponding expense in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses decreased from 42.3% for fiscal 1997 to 38.0% for fiscal 1998. This percentage decrease was primarily the result of increased net sales and the relatively fixed nature of such administrative expenses, except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses.

         Other income, net, increased from $4.1 million in fiscal 1997 to $4.4 million in fiscal 1998. Other income, net, is predominantly comprised of interest income ($4.8 million in fiscal 1998 and $4.3 million in fiscal 1997) which is derived from the investment of the Company's available cash balances.

         Income before income tax provision was $110.3 million for fiscal 1998, an increase of $52.2 million or 89.9% over fiscal 1997. As a percentage of net sales, income before income tax provision increased from 20.0% for fiscal 1997 to 20.7% for fiscal 1998.

         Pro forma net income (which includes a pro forma adjustment for income taxes related to the Subchapter S status of Richardson) was $69.2 million, an increase of $32.0 million or 86.2% over fiscal 1997. As a percentage of net sales, pro forma net income increased from 12.8% for fiscal 1997 to 13.0% for fiscal 1998 due to the reasons described above, partially offset by a higher effective tax rate of 37.2% for fiscal 1998 as compared to 36.0% for fiscal 1997.

Fiscal Year Ended August 31, 1997 Compared To Fiscal Year Ended August 31, 1996

         Net sales for fiscal 1997 were $290.6 million, an increase of $74.6 million or 34.5% over fiscal 1996. Of the $74.6 million increase, sales to retailers accounted for $45.6 million, an increase of 37.1% over fiscal 1996. Net sales to one national retailer increased by $30.2 million in fiscal 1997. Initial distribution to this national retailer began during fiscal 1996 and fiscal 1997 reflects the first full year of distribution of Sundown product offerings at this national retailer. The remaining increase in sales to retailers was primarily attributable to increased distribution as well as an increase in the Company's existing customer base business. Net sales of the Company's direct sales subsidiary, Rexall Showcase, increased by $28.7 million, an increase of 37.6% over fiscal 1996. Net sales of the Company's mail order division, SDV, increased by $231,000 or 1.4% over fiscal 1996. The increase in net sales in each division was primarily due to increased unit sales.

         Gross profit for fiscal 1997 was $176.9 million, an increase of $46.3 million or 35.4% over fiscal 1996. As a percentage of net sales, gross margin increased from 60.5% for fiscal 1996 to 60.9% for fiscal 1997. The increase in gross margin was due, in part, to an increase in net sales of products with higher margins and improved margins as a result of manufacturing efficiencies achieved from higher volume at the Company's manufacturing facility. Additionally, net sales of Rexall Showcase, whose products have higher margins, increased slightly as a percent of the Company's sales, representing 35.4% of total Company net sales in fiscal 1996 compared to 36.2% in fiscal 1997.

         Selling, general and administrative expenses for fiscal 1997 were $122.9 million, an increase of $27.9 million or 29.3% over fiscal 1996. As a percentage of net sales, such expenses decreased from 44.0% for fiscal 1996 to 42.3% for fiscal 1997, primarily as a result of increased net sales and the relatively fixed nature of such expenses, except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's selling, general and administrative expenses. Such commission expense increased by $14.3 million over fiscal 1996.

         Other income, net, increased from $1.1 million in fiscal 1996 to $4.1 million in fiscal 1997 primarily as a result of increased interest income. Interest income for fiscal 1997 was $4.3 million, as compared to $1.3 million for fiscal 1996. Such increase was primarily a result of investment of the Company's available cash balances, which were higher in fiscal 1997 than fiscal 1996, primarily due to the net proceeds of $62.3 million received from the public offering of the Company's Common Stock in November 1996 (the "Offering").

         Income before income tax provision was $58.1 million for fiscal 1997, an increase of $21.4 million or 58.2% over fiscal 1996. As a percentage of net sales, income before income tax provision increased from 17.0% for fiscal 1996 to 20.0% for fiscal 1997.

         Pro forma net income (which includes a pro forma adjustment for income taxes related to the Subchapter S status of Richardson) was $37.2 million for fiscal 1997, an increase of $14.1 million or 61.3% over fiscal 1996. As a percentage of net sales, pro forma net income increased from 10.7% for fiscal 1996 to 12.8% for fiscal 1997 due to the reasons described above and also as a result of a lower effective tax rate of 36.0% in fiscal 1997 compared to 37.2% in fiscal 1996 as a result of tax-free interest on certain of the Company's cash equivalents and marketable securities.

Discontinued Operations

         On August 31, 1995, the Company approved a plan to divest Pennex Laboratories, Inc., now known as RSL Holdings, Inc. ("Pennex"), a manufacturer of OTC pharmaceuticals which the Company acquired in September 1993. On November 17, 1995, Pennex ceased operations and on February 1, 1996, substantially all the remaining assets of Pennex were sold for $6,495,000. The Company received a $500,000 deposit and a collateralized note for the balance. The terms of such note provided for interest at 12% per annum, payable monthly through March 1996. The rate of interest increased to 18% per annum on April 1, 1996, although interest is currently being paid at 12% with the balance accruing until the note is due in full. The note was assigned from Pennex to the Company as partial consideration for amounts owed to the Company by Pennex. The Company has been recording interest income on the 12% interest paid to the Company. As of August 5, 1998, the Company extended the maturity of the collateralized note related to the sale of the assets of Pennex to August 31, 1999. Interest continues to accrue and is payable in accordance with the previous terms. As of November 20, 1998, the purchaser is in default under the terms of the most recent forbearance agreement with respect to payments due to the Company and the Company is reviewing all its options with respect to such forbearance agreement and collateralized note. Furthermore, based on Company investigations, the Company believes that the current fair market value of the underlying property, plant and equipment securing the note exceeds the net book value of such property, plant and equipment at August 31, 1998.

         As of August 31, 1998, the Company had recorded net assets of discontinued operations of $4.1 million. Assuming full collection of the balance of the collateralized note, as to which no assurances can be given, the Company expects to record a reduction to the estimated loss on disposition of approximately $1.4 million (net of tax) or approximately $.02 per share, which would be reflected as an adjustment to discontinued operations.

Quarterly Results of Operations; Seasonality

         The following table sets forth certain quarterly financial data for fiscal 1998 and 1997. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results of any future period.


                                                 Fiscal 1998                                 Fiscal 1997
                                    -------------------------------------       --------------------------------------
                                     First    Second     Third    Fourth         First    Second     Third    Fourth
                                    Quarter   Quarter   Quarter   Quarter       Quarter   Quarter   Quarter   Quarter
                                    -------   -------   -------   -------       -------   -------   -------   -------
                                                        (Dollars in thousands, except per share amounts)
Net sales.....................      $110,720  $115,489  $150,979  $153,553       $62,078   $64,948   $75,018   $88,579
Operating income..............        21,896    22,391    29,862    31,706        11,350    12,522    13,598    16,537
Pro forma net income(1).......        14,543    14,688    19,380    20,623         7,475     8,780     9,539    11,382
Pro forma diluted earnings per
   share (1)..................          $.20      $.20      $.26      $.28          $.11      $.12      $.13      $.16

--------------------------------------
(1) Pro forma net income reflects a pro forma tax provision for Richardson for periods prior to the January 1998 acquisition of Richardson, as Richardson was an S corporation and not subject to corporate income taxes.
(2) 1997 per share results for the total of the four quarters differ from full-year per share results, as a separate computation of earnings per share is made for each quarter presented.

         The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

Liquidity And Capital Resources

         The Company had working capital of $220.6 million as of August 31, 1998, compared to $150.2 million as of August 31, 1997. This increase was principally the result of increased trade accounts receivable and inventory. Trade accounts receivable increased due to higher sales in fiscal 1998. Although trade accounts receivable increased 113.4% over fiscal 1997 (primarily the result of the 110.8% increase in net sales to retailers), the Company's receivable turnover has remained consistent at approximately 47 days. The increase in inventory is the result of higher inventory levels necessary to support the Company's growth and anticipated future sales growth, including the introduction of new products. Furthermore, the Company's inventory turnover has improved to approximately 3.5 turns for fiscal 1998 as compared to approximately
3.3 turns for fiscal 1997.

         Net cash provided by operating activities for fiscal 1998 was $36.9 million compared to $38.7 million for fiscal 1997. Fiscal 1998 net cash provided by operating activities remained relatively consistent with net cash provided by operating activities for fiscal 1997 as the increase in net income was offset by increases in trade accounts receivable and inventory. Net cash used in investing activities was $38.4 million for fiscal 1998 compared to $34.2 million for fiscal 1997. The Company made capital expenditures for property, plant and equipment of $29.1 million in fiscal 1998 and $13.5 million in fiscal 1997. The fiscal 1998 capital expenditures primarily related to investments in the Company's new administrative facility, facility enhancements and equipment. Net cash provided by financing activities was $6.9 million for fiscal 1998 compared to $64.0 million for fiscal 1997, with fiscal 1997 including $62.3 million of net proceeds received from the Offering.

         The Company believes that its existing cash balances, internally generated funds from operations and its available bank line of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the purchase and maintenance of inventory and the financing of the Company's accounts receivable, and anticipated capital expenditures for the next fiscal year, as well as any future repurchase of shares under the Company's share repurchase program.

Inflation

         Inflation has not had a significant impact on the Company in the past three years nor is it expected to have a significant impact in the foreseeable future.

Potential Year 2000 Issues

         The Year 2000 issue generally refers to the inability of computer hardware and software to properly recognize a year that begins with "20" instead of "19." This issue arose as a result of computer systems and programs being designed to accept a calendar year reference as two-digits as opposed to four-digits. If the Year 2000 issue is not corrected, computer applications may stop processing date-related computations or process them incorrectly. The Company has recognized the severity of the Year 2000 issue and has designated it as a priority, allocating appropriate resources in order to minimize the impact of Year 2000 date-related problems on its business. The Company has assembled an internal task force which is headed by its information technology vice president to review and evaluate the Year 2000 issue as it relates to its internal computer based and non-computer based systems as well as third party computer systems including those of its vendors and customers. The scope of the Company's Year 2000 analysis encompasses the Company's traditional enterprise-wide software, its mid-range and personal computing systems, and its embedded microprocessor systems.

         For the Company's internal computer and non-computer-based systems, the task force will identify the scope of any Year 2000 problems, prepare test scripts in order to determine whether these systems will be Year 2000 compliant and implement the test scripts by conducting appropriate testing in order to confirm actual compliance. The Company expects to complete test scripts for all of its internal computer-based systems by the end of calendar 1998. The task force is currently in the process of identifying the applicable internal non-computer systems which potentially may be affected by Year 2000.

         In order to determine the state of readiness of third parties, including the Company's significant vendors and customers, to handle Year 2000 issues and whether it will impact the Company's business, the Company has sent letters of inquiry to substantially all of the third parties with whom it does business. The Company's vendors and customers are at various stages in analyzing this issue and the Company is in the process of receiving and analyzing their responses to the Company's letter. The Company expects to have identified any potential Year 2000 problems with its key vendors and customers by the end of January 1999. The Company has not yet established any contingency plans but will develop such plans as needed once it identifies the scope and magnitude of any compliance issues with third parties. There can be no assurance that the systems of other companies on which the Company's systems rely or interface will be timely converted, which failure by a key vendor or customer could prevent the Company's products from being distributed in a timely manner.

         The Company has incurred and will continue to incur internal staff costs as well as consulting and other expenses related to Year 2000 issues. If any of the Company's internal systems or equipment are found to be non-compliant with Year 2000, they will need to be upgraded or replaced. To date, none of these costs have been material. The recent growth of the Company which prompted it, in October 1997, to install a new enterprise-wide computer system which is utilized for the Company's manufacturing, distribution, finance and sales functions, substantially reduces the likelihood that the costs incurred by the Company in becoming Year 2000 compliant will be material. This enterprise-wide system is warranted to be Year 2000 compliant by the manufacturer and the Company will confirm its compliance by subjecting this system to the same tests as the Company's other internal computer-based systems. The Company does not expect that the total costs involved in becoming Year 2000 compliant will be material to the Company's financial position, results of operations or cash flows.

Recent Financial Accounting Standards Board Statements

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses and changes in equity resulting from certain transactions and economic events, other than changes reflected in the Consolidated Statements of Operations). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The adoption of SFAS No. 130 will not affect the Company's results of operations and financial position, but will have an impact on financial statement disclosures.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company's financial statements for the fiscal year ending August 31, 1999. Although management has not completed its assessment of SFAS No. 131, it is contemplated that the pronouncement will require certain segregated financial disclosures related to the Company's channels of distribution.

         In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP No. 98-5). SOP No. 98-5 requires the cost of start-up activities and organization costs to be expensed as incurred. SOP No. 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company anticipates that the adoption of this statement will not have a material affect on the Company's results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements and supplementary data for the Company are on the following pages F-1 through F-18.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                 ----

Report of Independent Accountants.......................................................         F-2

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

  Consolidated Statements of Operations.................................................         F-4

  Consolidated Statements of Shareholders' Equity.......................................         F-5

  Consolidated Statements of Cash Flows.................................................         F-6

  Notes to Consolidated Financial Statements............................................         F-7


                        Report of Independent Accountants


To the Board of Directors and
Shareholders of Rexall Sundown, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Rexall Sundown, Inc. and its subsidiaries at August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements of Rexall Sundown, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

October 7, 1998, except for the fourth paragraph of Note 15 as to which date is November 24, 1998

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                                                      August 31,
                                                                                         ----------------------------------
                                                                                              1998                 1997
                                                                                         ------------          ------------
                                                           ASSETS

Current assets:
  Cash and cash equivalents.........................................................      $  87,349             $  81,943
  Marketable securities ............................................................         32,045                24,829
  Trade accounts receivable, net of allowance for doubtful accounts
       of $535 and $185, respectively...............................................         60,805                28,494
  Inventory.........................................................................         77,727                42,739
  Prepaid expenses and other current assets.........................................          7,554                 7,221
  Net current assets of discontinued operations.....................................          4,076                 4,076
                                                                                        -----------           -----------

                  Total current assets..............................................        269,556               189,302

Property, plant and equipment, net..................................................         56,697                34,372
Other assets........................................................................         13,105                12,620
                                                                                        -----------           -----------

                  Total assets......................................................       $339,358              $236,294
                                                                                        ===========           ===========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................................      $  21,653            $   14,509
  Accrued expenses and other current liabilities....................................         27,260                21,158
  Current portion of long-term debt ................................................              -                 3,476
                                                                                        -----------           -----------

                  Total current liabilities.........................................         48,913                39,143
Other liabilities...................................................................            384                   449
                                                                                        -----------           -----------

                  Total liabilities.................................................         49,297                39,592
                                                                                        -----------           -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
    shares, no shares outstanding...................................................              -                     -
  Common stock, $.01 par value; authorized 200,000,000 shares,
    shares issued and outstanding:  72,139,459 and 70,144,634, respectively.........            721                   702
  Capital in excess of par value....................................................        149,405               124,002
  Retained earnings.................................................................        140,185                72,488
  Cumulative translation adjustment.................................................           (250)                 (490)
                                                                                        -----------           -----------

                  Total shareholders' equity .......................................        290,061               196,702
                                                                                        -----------           -----------

                  Total liabilities and shareholders' equity........................       $339,358              $236,294
                                                                                        ===========           ===========

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands, except share and per share data)

                                                                                        Years Ended August 31,
                                                                          ------------------------------------------------

                                                                              1998               1997            1996
                                                                          -------------      ------------     ------------
Net sales..............................................................     $   530,741       $   290,623      $   216,018
Cost of sales..........................................................         223,231           113,675           85,350
                                                                          -------------      ------------     ------------
         Gross profit..................................................         307,510           176,948          130,668
Selling, general and administrative expenses...........................         201,655           122,941           95,072
                                                                          -------------      ------------     ------------
         Operating income..............................................         105,855            54,007           35,596
Other income (expense):
  Interest income......................................................           4,763             4,337            1,264
  Interest expense.....................................................            (218)             (322)            (162)
  Other income (expense)...............................................            (146)               40               (7)
                                                                          -------------      ------------     ------------
Income before income tax provision.....................................         110,254            58,062           36,691
Income tax provision...................................................          40,078            19,592           11,798
                                                                          -------------      ------------     ------------
Net income.............................................................     $    70,176       $    38,470      $    24,893
                                                                          =============      ============     ============

Pro forma net income ..................................................     $    69,234       $    37,176      $    23,053
                                                                          =============      ============     ============

Net income per common share:
    Basic..............................................................     $       .99       $       .56      $       .39
                                                                          =============      ============     ============
    Diluted............................................................     $       .95       $       .54      $       .39
                                                                          =============      ============     ============


Pro forma net income per common share:
    Basic..............................................................     $       .97       $       .54      $       .37
                                                                          =============      ============     ============
    Diluted............................................................     $       .94       $       .53      $       .36
                                                                          =============      ============     ============



Weighted average common shares outstanding
    Basic..............................................................      71,195,723        68,571,526       63,107,735
                                                                          =============      ============     ============
    Diluted............................................................      73,773,303        70,792,330       64,337,080
                                                                          =============      ============     ============

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                                                                         Capital in                    Cumulative
                                                         Number of        Common          Excess of        Retained    Translation
                                                          Shares           Stock          Par Value        Earnings    Adjustment
                                                          ------           -----          ---------        --------    ----------
Balance at August 31, 1995.........................     22,495,316      $     225        $  42,174         $ 12,467    $          -
   Net income......................................              -              -                -           24,893               -
   Exercise of stock options.......................      1,244,078             13            6,469                -               -
   Tax benefit from exercise of options............              -              -            5,000                -               -
   Three-for-two common stock split................      9,805,350             98              (98)               -               -
   S Corporation contribution by members of
      Richardson Labs, Inc.........................              -              -              628              183               -
   S Corporation distribution to members of
      Richardson Labs, Inc.........................              -              -              (10)          (2,070)              -
   Cumulative translation adjustment...............              -              -                -                -            (121)
                                                   ---------------  -------------   --------------    -------------      ----------

Balance at August 31, 1996.........................     33,544,744            336           54,163           35,473            (121)
   Net income......................................              -              -                -           38,470               -
   Common stock offering...........................      2,400,000             24           62,263                -               -
   Exercise of stock options.......................        569,881              6            3,210                -               -
   Tax benefit from exercise of options............              -              -            4,188                -               -
   Stock options issued to Rexall Showcase
      distributors.................................              -              -              514                -               -
   Two-for-one common stock split..................     33,630,009            336             (336)               -               -
   S Corporation distribution to members of
      Richardson Labs, Inc.........................              -              -                -           (1,455)              -
   Cumulative translation adjustment...............              -              -                -                -            (369)
                                                   ---------------  -------------   --------------    -------------      ----------

Balance at August 31, 1997.........................     70,144,634            702          124,002           72,488            (490)
   Net income......................................              -              -                -           70,176               -
   Exercise of stock options.......................      1,994,825             19           10,341                -               -
   Tax benefit from exercise of options............              -              -           13,587                -               -
   Stock options issued to Rexall Showcase
      distributors.................................              -              -            1,475                -               -
   Adjustment to conform fiscal year of
     pooled entity.................................              -              -                -           (2,479)              -
   Cumulative translation adjustment...............              -              -                -                -             240
                                                   ---------------  -------------   --------------    -------------      ----------

Balance at August 31, 1998.........................     72,139,459      $     721         $149,405         $140,185       $    (250)
                                                   ===============  =============   ==============    =============      ==========

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                   Years Ended August 31,
                                                                     ----------------------------------------------
                                                                        1998               1997              1996
                                                                     ---------          ---------          --------
Cash flows provided by (used in) operating activities:
  Net income....................................................      $70,176            $38,470            $24,893
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation...............................................        6,269              3,803              2,916
     Amortization...............................................        2,098              1,523              1,202
     Loss (gain) on sale of property and equipment..............          133                  6                (18)
     Deferred income taxes......................................          (80)              (429)             2,076
     Foreign exchange translation adjustment....................          240               (369)              (121)
     Stock options issued to Rexall Showcase distributors.......        1,475                514                  -
     Adjustment to conform fiscal year of pooled entity.........       (2,479)                 -                  -
     Changes in assets and liabilities:
       Trade accounts receivable................................      (32,311)           (12,623)            (8,913)
       Inventory................................................      (34,988)           (10,678)           (10,306)
       Prepaid expenses and other current assets................         (333)            (3,005)            (1,745)
       Other assets.............................................          183               (472)            (5,501)
       Accounts payable.........................................        7,144              7,367              1,550
       Accrued expenses and other current liabilities...........       19,481             14,659              9,547
       Other liabilities........................................          (65)               196                253
       Discontinued operations - non cash charges
         and changes in assets and liabilities..................            -               (221)             4,153
                                                                   ----------         ----------          ---------

         Net cash provided by operating activities .............       36,943             38,741             19,986
                                                                   ----------         ----------          ---------

Cash flows provided by (used in) investing activities:
    Purchase of marketable securities...........................      (59,532)           (37,828)            (5,988)
    Proceeds from sale of marketable securities.................       52,316             20,988                  -
    Acquisition of property, plant and equipment................      (29,078)           (13,454)            (5,550)
    Acquisition of computer software............................       (2,478)            (4,227)            (1,835)
    Proceeds from sale of property and equipment................          351                 18                 23
    Restricted cash.............................................            -                278               (278)
                                                                   ----------         ----------          ---------

         Net cash used in investing activities..................      (38,421)           (34,225)           (13,628)
                                                                   ----------         ----------          ---------

Cash flows provided by (used in) financing activities:
    Borrowings under long-term facility.........................            -              1,860              1,512
    Net proceeds from offering..................................            -             62,287                  -
    Principal payments on long-term debt........................       (3,476)              (346)             ( 329)
    Distributions to members....................................            -             (3,040)            (1,727)
    Exercise of options to purchase common stock................       10,360              3,216              6,482
                                                                   ----------         ----------          ---------

         Net cash provided by financing activities..............        6,884             63,977              5,938
                                                                   ----------         ----------          ---------

    Net increase in cash and cash equivalents ..................        5,406             68,493             12,296

    Cash and cash equivalents at beginning of period............       81,943             13,450              1,154
                                                                   ----------         ----------          ---------

    Cash and cash equivalents at end of period..................      $87,349            $81,943            $13,450
                                                                   ==========         ==========          =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
      Interest..................................................    $     102         $      331           $    164
                                                                   ==========         ==========          =========

      Income taxes..............................................      $26,362           $ 13,857            $ 3,725
                                                                   ==========         ==========          =========

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)


1.  Description of Business

Business

       Rexall Sundown, Inc. (the "Company") develops, manufactures, markets and sells vitamins, herbals, nutritional supplements and consumer health products. The Company distributes its products using three channels of distribution: sales to retailers; direct sales through independent distributors; and mail order. The Company offers a broad product line including vitamins in both multivitamin and single-entity formulas, minerals, herbals, homeopathic remedies, weight management products and personal care products.

       The Company's wholly-owned operating subsidiary, Rexall Showcase International, Inc. ("Rexall Showcase"), markets and distributes health and wellness products under the Rexall Showcase tradename through a sales force of independent distributors.

         On January 29, 1998, the Company consummated a business combination with Richardson Labs, Inc. ("Richardson"). Richardson develops, markets and sells diet and weight management nutritional supplements. The transaction was accounted for as a pooling of interests, and, accordingly, the Company's historical financial statements have been restated to include the financial position and results of operations of Richardson for all prior periods presented. For further information regarding the Richardson transaction, see
Note 3.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1998 presentation.

Marketable Securities

       Marketable securities consist primarily of government debt instruments and are classified as available-for-sale securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At August 31, 1998 and 1997 the fair value of the securities approximated cost.

Inventory

       Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Property, Plant and Equipment

       Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is charged to expense over the estimated useful lives of the assets and is computed principally using accelerated methods. Estimated useful lives range from 31.5 years for buildings and improvements, 5 to 7 years for machinery and equipment and 7 years for furniture and fixtures. Leasehold improvements are depreciated over the life of the respective lease. Maintenance and repairs are charged to expense when incurred and betterments are capitalized. Upon retirement or sale, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss, if any, is included in the determination of net income as a component of other income (expense). The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (Dollars in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies, continued

Intangible Assets

       Intangible assets, which are included in other assets (non-current), are stated at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from three to fourteen years. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Cash Equivalents

       The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

Income Taxes

       The Company utilizes the liability method of accounting for deferred income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Advertising and Catalog Costs

       Mail order catalog costs are expensed as incurred. Advertising production costs are expensed when the advertising first takes place and media costs are expensed as incurred. The Company incurred consumer advertising expenses of $14,100 for the year ended August 31, 1998, $3,000 for the year ended August 31, 1997 and $3,300 for the year ended August 31, 1996.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (Dollars in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies, continued

Foreign Currency Translation

       The financial statements and transactions of the Company's foreign operations, except those located in highly inflationary economies, are maintained in their functional currency and translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating financial statements into United States dollars, are accumulated in a separate component of shareholders' equity. Revenues and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income. For foreign operations in highly inflationary economies, gains and losses from balance sheet translation adjustments are included in net income.

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

Net Income Per Share

       During the second quarter of 1998, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 established new standards for computing and presenting earnings per share ("EPS"). This statement replaced the presentation of primary and fully diluted EPS and requires a dual presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares, whereas diluted EPS is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. The Company's potentially dilutive common shares consist of common stock options. EPS amounts for all periods have been restated to conform to the requirements of SFAS No. 128. For the fiscal year ended August 31, 1998, options to purchase approximately 149,000 shares of common stock (the "Common Stock"), $.01 par value, of the Company were excluded from the diluted EPS calculation as the options' exercise prices were greater than the average market price of the Common Stock.

Recent Accounting Standards

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses and changes in equity resulting from certain transactions and economic events, other than changes reflected in the Consolidated Statements of Operations). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The adoption of SFAS No. 130 will not affect the Company's results of operations and financial position, but will have an impact on financial statement disclosures.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company's financial statements for the fiscal year ending August 31, 1999. Although management has not completed its assessment of SFAS No. 131, it is contemplated that the pronouncement will require certain segregated financial disclosures related to the Company's channels of distribution.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (Dollars in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies, continued

         In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP No. 98-5). SOP No. 98-5 requires the cost of start-up activities and organization costs to be expensed as incurred. SOP No. 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company anticipates that the adoption of this statement will not have a material affect on the Company's results of operations or its financial position.

3.  Richardson Transaction

         On January 29, 1998, the Company exchanged 2,884,616 shares of the Company's Common Stock for all of the common stock of Richardson. Prior to this transaction, Richardson was an S corporation for Federal income tax purposes and, accordingly, did not pay U.S. Federal income taxes. For periods prior to the transaction with Richardson, pro forma net income on the Consolidated Statements of Operations reflects a pro forma tax provision for Richardson, as if it were subject to corporate income taxes.

         As a result of the transaction, Richardson's December fiscal year end was adjusted to conform to the Company's August fiscal year end. Therefore, in preparing the consolidated financial statements, Richardson's financial statements for the fiscal year ended August 31, 1998 were combined with the Company's financial statements for the same period and Richardson's financial statements for the fiscal years ended December 31, 1997 and 1996 were combined with the Company's financial statements for the fiscal years ended August 31, 1997 and 1996, respectively. In order to change Richardson's fiscal year end, an adjustment of $2,479 was made to shareholders' equity to eliminate the effect of including Richardson's results of operations for the four months ended December 31, 1997 in both fiscal 1998 and fiscal 1997.

         Net sales and pro forma net income of the separate companies for the interim period nearest the date of the combination are as follows:

                                                  Rexall
                                                  Sundown             Richardson             Combined
                                                  -------             ----------             --------
Six months ended February 28, 1998
       Net sales............................      $209,122                $17,087            $226,209
       Pro forma net income.................        28,318                    913              29,231

         In connection with the transaction, approximately $2,500 of transaction costs and expenses were incurred during fiscal 1998.

4.  Inventory

      The components of inventory are as follows:

                                                                    August 31,
                                                          ----------------------------
                                                              1998              1997
                                                          ---------          ---------
      Raw materials, bulk tablets and capsules............ $ 36,011           $ 22,275
      Work in process.....................................    4,436              2,807
      Finished products...................................   37,280             17,657
                                                          ---------          ---------
         Total inventory.................................. $ 77,727           $ 42,739
                                                          =========          =========

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (Dollars in thousands, except share and per share data)

5.  Property, Plant and Equipment

      Property, plant and equipment is comprised of:

                                                                    August 31,
                                                          ----------------------------
                                                             1998               1997
                                                          ---------          ---------
      Land................................................$   4,736          $   2,972
      Building and improvements...........................   32,125             19,987
      Machinery and equipment.............................   34,827             21,468
      Leasehold improvements..............................    1,367                750
      Furniture and fixtures..............................    2,297              1,795
                                                          ---------         ----------
                                                             75,352             46,972
      Less accumulated depreciation and
       amortization.......................................  (18,655)           (12,600)
                                                          ---------         ----------
         Property, plant and equipment, net...............$  56,697          $  34,372
                                                          =========         ==========

6.  Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities are comprised of the following:

                                                                    August 31,
                                                          -----------------------------
                                                             1998               1997
                                                          ---------          ----------
      Accrued commissions................................. $  8,387           $  5,093
      Accrued salaries and bonuses........................    5,105              2,639
      Accrued customer rebates............................    3,952              1,642
      Loans payable.......................................        -              2,444
      Other...............................................    9,816              9,340
                                                          ---------          ---------
         Total accrued expenses and other
           current liabilities............................  $27,260           $ 21,158
                                                          =========          =========

         Loans payable at August 31, 1997 consisted of two short-term lines of credit with South Korean banks, which had combined available borrowing amounts of $3,333, for the Company's foreign subsidiary in South Korea. Such lines were repaid in March 1998.


7.   Long-Term Debt and Borrowing Arrangements

      Long-term debt consisted of the following:

                                                                             August 31,
                                                                            -----------
                                                                                1997
                                                                            -----------
      Non-compete agreement, non-interest bearing, net of discount imputed at 8%, of $2 at August 31, 1997, maturing
         in January 1998..................................                  $      105
      Richardson line of credit...........................                       3,371
              Less current portion........................                      (3,476)
                                                                            ----------
              Total long-term debt........................                  $        -
                                                                            ==========

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (Dollars in thousands, except share and per share data)

7.   Long-Term Debt and Borrowing Arrangements, continued

       In March 1998, the Company entered into a revolving line of credit with a financial institution with a borrowing amount of up to $30,000 which line of credit is subject to annual extensions and compliance with certain financial covenants and ratios. Borrowings under the line of credit bear interest at LIBOR plus 1.0 percent. There were no amounts outstanding under this revolving line of credit at August 31, 1998. The $30,000 line of credit replaced a $20,000 line of credit that the Company entered into in December 1996, which had a stated interest rate of LIBOR plus 1.5 percent. There were no amounts outstanding under the $20,000 revolving line of credit at August 31, 1997. During fiscal 1997, Richardson maintained a revolving line of credit in an aggregate amount not to exceed the lesser of $6,000 or an amount equal to 75% of eligible accounts receivable plus 50% of eligible inventory. The line of credit, which had a stated interest rate of U.S. Bank's prime lending rate plus .5 percent, was subject to loan covenants and secured by Richardson's accounts receivable, inventory and equipment. Subsequent to the Richardson transaction, the line of credit was repaid in full.

8.   Lease Obligations

       The Company leases certain equipment, automobiles and warehouse and distribution facilities under noncancelable operating leases. The leases provide for monthly payments over terms of one to five years and certain of the leases provide for renewal options. Total rent expense on all operating leases amounted to approximately $2,250, $1,791 and $1,041 for the years ended August 31, 1998, 1997 and 1996, respectively.

       The future minimum lease payments under noncancelable operating leases at August 31, 1998 are as follows:

                  Fiscal Year
                  -----------

                  1999..............................................    $ 2,212
                  2000..............................................      1,749
                  2001..............................................      1,011
                  2002..............................................          6
                                                                      ---------

                         Total......................................    $ 4,978
                                                                      =========

9.   Benefit Plans

       The Company offers a 401(k) employee benefit plan (the "Plan"), which provides for voluntary contributions by employees of up to 20% of their base compensation (as defined in the Plan), subject to a maximum annual contribution. The Company may, at the discretion of the Board of Directors, make a contribution to the Plan. The Company contributed approximately $275, $252 and $211 during fiscal 1998, 1997 and 1996, respectively.

       In March 1993, the Board of Directors and shareholders adopted the Company's 1993 Employee Stock Purchase Plan (the "1993 Stock Purchase Plan"). The 1993 Stock Purchase Plan enables participants to contribute cash in an amount not to exceed 10% of salary per relevant pay period. Such funds are used to periodically purchase shares of Common Stock for the account of each of the participants in the 1993 Stock Purchase Plan at 90% of the market price of the Common Stock. In August 1998, the Company amended and restated the 1993 Stock Purchase Plan (the "Amended Stock Purchase Plan") to allow participants to purchase shares of Common Stock at 85% of the market price of the Common Stock. The Company has reserved 1,500,000 shares of Common Stock for issuance under the Amended Stock Purchase Plan and may issue such shares or purchase additional shares of Common Stock in the open market for participants. For the years ended August 31, 1998 and 1997 participants purchased 5,383 and 7,102 shares in the open market at an average purchase price of $26.91 and $14.44 per share, respectively.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (Dollars in thousands, except share and per share data)

9.   Benefit Plans, continued

       In February 1996, the Board of Directors adopted the Company's 1996 Rexall Showcase International Distributor Stock Purchase Plan (the "1996 Distributor Stock Purchase Plan"). The 1996 Distributor Stock Purchase Plan enables participants to contribute cash in an amount not to exceed 20% of a participant's monthly commission check. Such funds are used to periodically purchase shares of Common Stock for the account of each of the participants in the 1996 Distributor Stock Purchase Plan at either 95% or 100% of the market price of the Common Stock, depending on a participant's level of achievement in Rexall Showcase. The Company has reserved 1,000,000 shares of Common Stock for issuance under the 1996 Distributor Stock Purchase Plan and may issue such shares or purchase additional shares of Common Stock in the open market for participants. For the years ended August 31, 1998 and 1997, participants purchased 61,930 and 52,176 shares of Common Stock in the open market at an average purchase price of $30.10 and $14.60 per share, respectively.

10.  Common Stock Transactions

       On September 28, 1998, the Company's Board of Directors authorized a share repurchase program, which allows the Company to buy up to $100,000 of its Common Stock. Under the terms of the program, which has no expiration date, the Company may buy shares from time to time in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of November 20, 1998, the Company has repurchased 3,470,000 shares pursuant to the program.

         On January 29, 1998, the Company exchanged 2,884,616 shares of the Company's Common Stock for all of the common stock of Richardson. The transaction was accounted for as a pooling of interests, and, accordingly, the Company's historical financial statements have been restated to include the financial position and results of operations of Richardson for all prior periods presented. For further information regarding the Richardson transaction, see
Note 3.

         On September 22, 1997, the Board of Directors declared a two-for-one split of the Common Stock, which was effected in the form of a stock dividend. The stock dividend was paid on October 23, 1997 to shareholders of record on October 7, 1997.

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

       On March 14, 1996, the Board of Directors declared a three-for-two split of the Common Stock, which was effected in the form of a stock dividend. The stock dividend was paid on April 4, 1996 to shareholders of record on March 25, 1996.

       All references to the number of shares of Common Stock, except shares authorized, and to per share data in the consolidated financial statements have been adjusted to reflect the stock splits on a retroactive basis.

11.  Stock Options

       In March 1993, the Board of Directors and shareholders adopted the Company's 1993 Stock Incentive Plan (the "1993 Plan") for executives and other key personnel. The 1993 Plan is administered by the Compensation/Stock Option Committee of the Board of Directors of the Company. Under the 1993 Plan, all options are to have an exercise price equal to the fair market value at the date of grant. In September 1997, the Board of Directors amended the 1993 Plan to increase the number of shares of Common Stock of the Company available thereunder by 6,000,000 to a total of 15,000,000 shares, which amendment was approved by the Company's shareholders in February 1998. Of the stock options granted, substantially all are for a term of five to ten years. During fiscal 1998 and 1997, the Company realized a tax benefit through shareholders' equity of $13,587 and $4,188, respectively, related to the exercise of stock options.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (Dollars in thousands, except share and per share data)

11.  Stock Options, continued

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

       As of August 31, 1998, non-qualified stock options to purchase 1,855,800 shares of Common Stock had been granted outside of any Company plan and have an exercise price equal to fair market value at date of grant. Substantially all of these options are for a term of five to seven years.

         In February 1996, the Board of Directors adopted the Company's Rexall Showcase International Distributor Stock Option Plan (the "Distributor Plan"). The Distributor Plan provides for the granting of stock options to eligible distributors upon attainment of specified conditions at an exercise price not less than the fair market value on the date of grant. The maximum number of shares of Common Stock available under the Distributor Plan is 1,000,000 shares. Options granted under the Distributor Plan are for a term of four to five years.

       Information with regard to the stock options is as follows:

                                                                        Shares
                                       -------------------------------------------------------------------------
                                          1993          Director      Distributor       Other       Option Price
                                          Plan            Plans          Plans         Options          Range
                                       ----------      ----------    -------------    ---------    -------------
Outstanding at August 31, 1995........  4,844,850         75,000               -      1,719,300
   Granted............................  1,872,902         45,000               -        225,000     $4.75-$15.00
   Cancelled..........................   (525,300)             -               -       (292,500)    $1.58-$7.25
   Exercised.......................... (1,445,356)        (2,000)              -     (1,040,800)    $1.58-$5.71
                                       ----------      ---------      ----------   ------------

Outstanding at August 31, 1996........  4,747,096        118,000               -        611,000     $1.58-$15.00
   Granted ...........................  1,718,500         90,000         181,600              -     $11.88-$17.75
   Cancelled..........................   (208,700)             -               -              -     $3.33-$13.25
   Exercised..........................   (724,876)        (2,000)              -       (413,000)    $1.58-$6.31
                                       ----------      ---------      ----------   ------------

Outstanding at August 31, 1997........  5,532,020        206,000         181,600        198,000     $1.58-$17.75
   Granted............................  3,239,030         90,000         223,600              -     $10.44-$38.04
   Cancelled..........................   (555,923)       (40,000)         (1,080)             -     $2.71-$31.06
   Exercised.......................... (1,775,219)       (68,366)         (8,240)      (143,000)    $1.58-$17.69
                                       ----------      ---------      ----------   ------------

Outstanding at August 31, 1998........  6,439,908        187,634         395,880         55,000
                                       ==========      =========      ==========   ============

Options currently exercisable.........  1,736,682         40,301         121,740         55,000
                                       ==========      =========      ==========   ============

Options available for grant at
   August 31, 1998....................  4,220,141        157,000         595,880              -
                                       ==========      =========      ==========   ============

         The weighted average fair value of options granted during the fiscal year ended August 31, 1998 and 1997 was $16.26 and $14.30, respectively.

         During fiscal 1996, Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 encourages, but does not require, the use of a fair value based method of accounting for stock-based compensation plans under which the fair value of stock options is determined on the date of grant and expensed over the vesting period of the stock options. While the Company has elected to continue to apply the provisions of APB 25, SFAS No. 123, requires pro forma disclosure of net income and income per common share as if the fair value based method under SFAS No. 123 had been adopted.
                                      F-14

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (Dollars in thousands, except share and per share data)

11.  Stock Options, continued

         The pro forma net income and income per common share amounts below have been derived using the Black-Scholes stock option pricing model with the following assumptions for each stock option grant during the respective fiscal year:

                                                                   Stock Options
                                                                Granted in Fiscal Year
                                                    --------------------   --------------------
                                                           1998                   1997
                                                    --------------------   --------------------
Assumptions
  Risk-free interest rate........................       5.39%-6.88%            5.75%-6.63%
  Expected life of stock options (years).........           10                      6
  Expected volatility of common stock............           55%                    45%
  Expected annual dividends on
    common stock.................................           --                     --

                                                           1998                   1997
                                                    --------------------   --------------------
Pro forma net income - as reported...............           $69,234                $37,176
Pro forma net income - pro forma.................           $57,604                $34,861
Pro forma net income per share - as reported.....           $  0.94                $  0.53
Pro forma net income per share - pro forma.......           $  0.78                $  0.49

         The pro forma effects on net income and income per common share for fiscal 1998 and 1997 may not be representative of the pro forma effects SFAS No. 123 may have in future years.

       The following table summarizes information about stock options outstanding at August 31, 1998:

                                             Options Outstanding                                       Options Exercisable
                       ----------------------------------------------------------------    ----------------------------------------
                                              Weighted Average            Weighted              Number               Weighted
     Range of               Number                Remaining               Average             Exercisable             Average
  Exercise Price         Outstanding          Contractual Life         Exercise Price         at 8/31/98          Exercise Price
--------------------   -----------------    ----------------------    -----------------    ------------------    ------------------
   $1.58 - $5.00              1,212,988                  2.58              $  3.29               965,156               $  3.20
  $5.01 - $10.00              1,017,390                  7.16              $  6.29               309,720               $  6.31
  $10.01 - $15.00             1,243,971                  8.27               $12.06               310,107                $12.02
  $15.01 - $20.00             1,759,213                  8.50               $17.38               270,240                $17.43
  $20.01 - $30.00             1,001,200                  9.28               $25.00                45,000                $25.25
  $30.01 - $38.04               843,660                  8.11               $33.19                53,500                $35.25

12.  Sales to a Major Customer, Major Products and Concentration of Credit Risk

       The Company had sales to a national retailer which represented approximately 29% of net sales for the year ended August 31, 1998 and 17% for the year ended August 31, 1997. Additionally, the Company had sales to an affiliate of the national retailer which represented approximately 1% of net sales for the year ended August 31, 1998.

       The Company sells products to a large number of customers, which are primarily in the United States. The Company continuously evaluates the credit worthiness of each customer's financial condition and generally does not require collateral.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (Dollars in thousands, except share and per share data)

12. Sales to a Major Customer, Major Products and Concentration of Credit Risk, continued

       In the fourth quarter of fiscal 1997, the Company introduced an exclusively licensed, patented product. For the year ended August 31, 1998, net sales of this product were approximately 15% of the Company's net sales, which includes sales to the national retailer discussed above.

       Financial instruments that potentially subject the Company to concentration of credit risk are cash, marketable securities and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions.

13.  Income Taxes

       The Company files a consolidated United States income tax return with its domestic subsidiaries. For state income tax purposes, the Company and its subsidiaries file on both a consolidated and separate return basis in the states in which they do business. Rexall Showcase's foreign subsidiaries file income tax returns in their respective countries of incorporation.

         As discussed in Note 3, prior to January 1998, Richardson was an S corporation for Federal income tax purposes and, accordingly, did not pay U.S. Federal income taxes. Effective January 1998, Richardson was included in the Company's U.S. Federal income tax return.

       Deferred income taxes as of August 31, 1998 relate primarily to the reserve for loss on disposition of discontinued operations which is deductible when realized, stock compensation plan expenses, inventory and accounts receivable reserves, book depreciation versus tax deprecation.

       The following reflects the actual income tax provision (benefits) the Company incurred for the fiscal years ended August 31, 1998, 1997 and 1996:

                                                                      Fiscal Year Ended August 31,
                                                            ---------------------------------------------
                                                               1998               1997             1996
                                                            ----------          --------         --------
         Current:
           Federal..........................................   $36,880          $18,396          $  8,871
           State............................................     3,278            1,625               776
           Foreign..........................................         -                -                60
                                                            ----------      -----------       -----------
                                                                40,158           20,021             9,707
                                                            ----------      -----------       -----------

         Deferred:
           Federal..........................................      (630)             176             1,921
           State............................................       (55)               -               153
           Foreign..........................................       605             (605)               17
                                                            ----------      -----------       -----------
                                                                   (80)            (429)            2,091
                                                            ----------      -----------       -----------
           Total income tax provision.......................   $40,078          $19,592           $11,798
                                                            ==========      ===========       ===========

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (Dollars in thousands, except share and per share data)

13.  Income Taxes, continued

       The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate as of August 31, 1998, 1997 and 1996:

                                                                1998              1997             1996
                                                              --------          -------          ------
Income tax provision, at 35%................................   $38,589          $20,322           $12,842
Subchapter S Corporation status of Richardson...............         -           (1,135)           (1,610)
State income tax, net of federal benefit....................     2,055            1,064               624
Tax exempt interest.........................................      (987)            (664)                -
Non-deductible expenses.....................................      (423)             128                83
Other, net..................................................       844             (123)             (141)
                                                            ----------       ----------        ----------
         Total income tax provision.........................   $40,078          $19,592           $11,798
                                                            ==========       ==========        ==========

       The significant components of the deferred tax assets and liabilities at August 31, 1998, 1997 and 1996 are as follows:

                                                                1998              1997             1996
                                                              --------          --------         --------
Deferred income tax assets:
  Loss on disposition of discontinued operations............   $   185          $   185           $   185
  Non-compete amortization .................................         -               39               149
  Accounts receivable and other reserves....................       503               67                66
  Net operating losses......................................         -              605                 -
  Other  ...................................................       723               89               102
                                                              --------        ---------          --------
                                                                 1,411              985               502
                                                              --------        ---------          --------
Deferred income tax liabilities:
  Depreciation..............................................       944              598               527
  Foreign...................................................         -                -                17
                                                              --------        ---------          --------
                                                                   944              598               544
                                                              --------        ---------          --------
                                                               $   467          $   387           $   (42)
                                                              ========        =========          ========

       As of August 31, 1998, the U.S. income tax return for year end August 31, 1995 was in the process of being examined by the Internal Revenue Service. Management believes that the amounts provided for income taxes are adequate and that ultimate resolution of the examination will result in no material impact on the Company's consolidated results of operations or financial position.

14.  Discontinued Operations

         The net assets of the Company's remaining discontinued operations at August 31, 1998 and 1997 were as follows:

                                                                    August 31,
                                                          ----------------------------
                                                              1998              1997
                                                          ----------         ---------
         Property, plant and equipment, net (under
           contract for sale).............................   $3,948             $3,948
         Other net assets.................................      128                128
                                                           --------           --------
         Total assets.....................................   $4,076             $4,076
                                                           ========           ========


                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (Dollars in thousands, except share and per share data)

14.  Discontinued Operations, continued

       On August 31, 1995, the Company's Board of Directors approved a plan to divest Pennex Laboratories, Inc., now known as RSL Holdings, Inc. ("Pennex"), a manufacturer of OTC pharmaceuticals. On November 17, 1995, Pennex ceased operations and on February 1, 1996, substantially all the remaining assets of Pennex were sold for $6,495. The Company received a $500 deposit and a collateralized note for the balance. The terms of such note provide for interest at 12%, payable monthly through March 1996. The rate of interest increased to 18% on April 1, 1996, although interest is being paid at 12% with the balance accruing until the note is due in full. The note was assigned from Pennex to the Company as partial consideration for amounts owed to the Company by Pennex. The Company has been recording interest income on the 12% interest paid to the Company.

       As of August 5, 1998, the Company extended the maturity of the collateralized note related to the sale of the assets of Pennex to August 31, 1999. Interest continues to accrue and is payable in accordance with the previous terms. As of November 20, 1998, the purchaser is in default under the terms of the most recent forbearance agreement with respect to payments due to the Company and the Company is reviewing all its options with respect to such forbearance agreement and collateralized note.

       Assuming full collection of the balance of the collateralized note, as to which no assurances can be given, the Company expects to record a reduction to the estimated loss on disposition of approximately $1,400 (net of tax), or approximately $.02 per share, which would be reflected as an adjustment to discontinued operations.

15.  Commitments and Contingencies

       The Company was named in 27 lawsuits, of which 25 have been settled or discontinued, relating to the manufacture of L-tryptophan. These lawsuits seek or have sought compensation and damages for alleged personal injury from ingestion of products containing allegedly contaminated L-tryptophan. The Company does not consider losses resulting from the plaintiff's claims on the two remaining lawsuits to be probable, and as such, no provision has been made in the financial statements for any loss that may result to the Company as a result of these actions. Additionally, in connection with the above mentioned lawsuits, the Company has entered into an agreement with the apparent supplier of all the alleged contaminated L-tryptophan products pursuant to which such supplier has agreed to indemnify the Company against any judgment and to fund settlements arising out of those claims in certain circumstances, as well as to pay the legal fees and expenses of the defense. Based upon such indemnification arrangements, the Company's product liability insurance and the product liability insurance of the Company's supplier, the Company does not believe that any adverse decision will have a material adverse effect on the Company.

       Rexall Showcase has a policy that in the event of termination of the relationship between Rexall Showcase and an independent distributor by resignation, Rexall Showcase will repurchase from such distributor all resaleable inventory purchased by such distributor within 12 months of such termination, for 90% of the original net cost to the distributor.

       The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

       In November 1998, several class action complaints alleging violations of the federal securities laws were filed against the Company and certain officers and directors of the Company. These suits purport to be on behalf of all persons who purchased the Company's Common Stock between March 19, 1998 and November 5, 1998. Following initial review of the complaints which have been served, the Company believes that the allegations are completely without merit, the lawsuits are groundless, and the Company will vigorously defend against them, although no assurance can be given that the Company will ultimately prevail in its defense.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)      Directors of the Company.

                  See the Company's Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Election of Directors."

         (b)      Executive Officers of the Company.

                  See Part I of this Form 10-K at Page 14.

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

(a)      Documents Filed as Part of this Report
         --------------------------------------

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

         (3)  Exhibits

         3.1            Amended and Restated Articles of Incorporation (1)

         3.2            Amended and Restated By-Laws (1)

         10.1 Amended and Restated Indemnification Agreement dated March 15, 1993 between the Company and Showa Denko America, Inc. (1)

         10.2 Guaranty Agreement dated March 15, 1993 between the Company and Showa Denko K.K. (1)

         10.3           Amended and Restated 1993 Employee Stock Purchase
                        Plan (1)

         10.4           Form of Non-Qualified Stock Option Agreement (1)

         10.5           Amended and Restated 1993 Stock Incentive Plan (2)


         10.6 Amended and Restated 1993 Non-Employee Director Stock Option Plan (3)

         10.7 Amended and Restated 1994 Non-Employee Director Stock Option Plan (3)

         10.8           1996 Rexall Showcase Distributor Stock Purchase Plan (4)

         10.9           Rexall Showcase Distributor Stock Option Plan (5)

         10.10 Employment Agreement dated April 1, 1995 between Carl DeSantis and the Company, as amended on October 9, 1995 and on March 27, 1997 (6)

         10.11 Employment Agreement dated April 1, 1995 between Damon DeSantis and the Company, as amended on April 1, 1996 and on March 27, 1997 (6)

         10.12 Employment Agreement dated April 1, 1995 between Nickolas Palin and the Company, as amended on April 1, 1996, March 27, 1997 and September 1, 1998 (6)

         10.13 Employment Agreement dated April 1, 1995 between Geary Cotton and the Company, as amended on March 27, 1997
                        (7)

         10.14 Employment Agreement dated April 1, 1995 between Richard Werber and the Company, as amended on March 27, 1997 (7)

         10.15 Employment Agreement dated September 1, 1998 between Christian Nast and the Company (11)

         10.16 Employment Agreement dated September 8, 1998 between Ian Stuart and the Company (11)

         10.17 Business Loan Agreement dated December 13, 1996 between the Company and Barnett Bank, NA (8)

         10.18 Agreement dated December 29, 1995 by and between Pennex Laboratories, Inc. (now known as RSL Holdings, Inc.) and Oakmont Pharmaceuticals, Inc. (9)

         10.19 Industrial Lease dated March 3, 1995 by and between WRC Properties, Inc. (now known as Teachers Insurance and Annuity Association of America) and Network Marketing, L.C. (now known as Rexall Showcase International, Inc.)
                        (9)

         10.20 Standard Industrial Lease dated May 16, 1996 between the Company and Dermody Properties (9)

         10.21 Purchase and Sale Agreement dated August 26, 1997 by and between Levitz Furniture Corporation and the Company
                        (10)

         10.22 Fifth Forbearance Agreement dated August 5, 1998 by and between Oakmont Pharmaceuticals, Inc. and the Company
                        (11)

         21             Subsidiaries of Registrant (11)

         23             Consent of PricewaterhouseCoopers LLP (11)

         27             Financial Data Schedule (for SEC use only) (11)

--------------------

         (1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-61382) and incorporated herein by reference.

         (2) Filed as an Exhibit to the Company's Proxy Statement dated December 29, 1997 and is incorporated herein by reference.

         (3) Filed as an Exhibit to the Company's Proxy Statement dated December 30, 1996 and is incorporated herein by reference.

         (4) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 33-6571) and incorporated herein by reference.

         (5) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 33-7883) and incorporated herein by reference.

         (6) The Employment Agreement is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1995, the April 1, 1996 amendment thereto is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1996, and the March 27, 1997 amendment thereto is filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 1997, each of which is incorporated herein by reference. The September 1, 1998 amendment to Mr. Palin's Employment Agreement is filed herewith.

         (7) The Employment Agreement is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1995 and the March 27, 1997 amendment thereto is filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 1997, each of which is incorporated herein by reference.

         (8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 1996 and is incorporated herein by reference.

         (9) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1996 and is incorporated herein by reference.

         (10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1997 and is incorporated herein by reference.

         (11)     Filed herewith.


(b)      Reports on Form 8-K
         -------------------

         Form 8-K filed with the Securities and Exchange Commission on September 29, 1998 reporting under Item 5.

(c)      Item 601 Exhibits
         -----------------

         The exhibits required by Item 601 of Regulation S-K are set forth in
         (a)(3) above.

(d)      Financial Statement Schedules
         -----------------------------

         The financial statement schedules required by Regulation S-K are set forth in (a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     REXALL SUNDOWN, INC.



Dated:  November 24, 1998                            By: /s/ Carl DeSantis
                                                         -----------------------
                                                         Carl DeSantis,
                                                         Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                                Date
---------                                   -----                                                ----
/s/ Carl DeSantis                           Chairman of the Board                         November 24, 1998
---------------------------
Carl DeSantis


/s/ Christian Nast                          Director and Chief                            November 24, 1998
---------------------------                   Executive Officer
Christian Nast


/s/ Damon DeSantis                          Director and President                        November 24, 1998
---------------------------
Damon DeSantis


/s/ Geary Cotton                            Vice President, Chief Financial;              November 24, 1998
---------------------------                   Officer, Treasurer and Chief
Geary Cotton                                  Accounting Officer


/s/ Nickolas Palin                          Director, Senior Executive Vice               November 24, 1998
---------------------------                   President and President-
Nickolas Palin                                Sundown Vitamins


/s/ Dean DeSantis                           Director                                      November 24, 1998
---------------------------
Dean DeSantis


/s/ Stanley Leedy                           Director                                      November 24, 1998
---------------------------
Stanley Leedy


/s/ Melvin Stith                            Director                                      November 24, 1998
---------------------------
Melvin Stith

                                       29


                                                                                                                     SCHEDULE II

                                                          REXALL SUNDOWN, INC.

                                                   VALUATION AND QUALIFYING ACCOUNTS


                                             Balance at        Charged to         Charged to
                                             Beginning         Costs and            Other                              Balance at
               Description                    of Year           Expenses           Accounts          Deductions       End of Year
               -----------                ---------------   ---------------    ---------------    ---------------   ---------------
Year ended August 31, 1998
  Allowance for doubtful accounts                $185,000         $350,000         $        -       $          -          $535,000

Year ended August 31, 1997
  Allowance for doubtful accounts                $185,000          $70,757         $        -            $70,757          $185,000

Year ended August 31, 1996
  Allowance for doubtful accounts                 $78,000         $219,990         $        -           $112,990          $185,000
