Form 10-Q
period 1998-11-30
REXALL SUNDOWN INC
filed 1999-01-14
CIK 901620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998
                                               -----------------
                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from      to
                                                      -----   -----

                         Commission File Number 0-21884
                         ------------------------------

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


            6111 Broken Sound Parkway, NW, Boca Raton, Florida 33487
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (561) 241-9400
                                                           --------------


Indicate by check mark whether Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    X  Yes       No
                    ---       ---
As of January 12, 1999, the number of shares outstanding of the Registrant's Common Stock was 68,575,896.

                              REXALL SUNDOWN, INC.

                                TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------

Part I.           Financial Information

                  Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                  November 30, 1998 and August 31, 1998.................................        3

                  Consolidated Statements of Operations for the
                  Three Months Ended November 30, 1998 and 1997.........................        4

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended November 30, 1998 and 1997.........................        5

                  Consolidated Statement of Shareholders' Equity for the
                  Three Months Ended November 30, 1998..................................        6

                  Notes to Consolidated Financial Statements............................        7

                  Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations......................       10

                  Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk.....................................................       14

Part II.          Other Information.....................................................       15


Signatures..............................................................................       16

PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements


                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)


                                                                           November 30,         August 31,
                                                                               1998                1998
                                                                               ----                ----
                                         ASSETS
Current assets:
     Cash and cash equivalents.......................................     $    64,942          $    87,349
     Marketable securities...........................................          11,357               32,045
     Trade accounts receivable, net..................................          51,030               60,805
     Inventory.......................................................          85,836               77,727
     Prepaid expenses and other current assets.......................           8,441                7,554
     Net current assets of discontinued operations...................           4,076                4,076
                                                                        -------------        -------------

              Total current assets...................................         225,682              269,556

     Property, plant and equipment, net..............................          60,064               56,697
     Other assets....................................................          15,405               13,105
                                                                        -------------        -------------

              Total assets...........................................      $  301,151           $  339,358
                                                                        =============        =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................     $    16,991          $    21,653
     Accrued expenses and other current liabilities..................          32,809               27,260
                                                                        -------------        -------------

              Total current liabilities..............................          49,800               48,913

     Other liabilities...............................................             384                  384
                                                                        -------------        -------------

              Total liabilities......................................          50,184               49,297
                                                                        -------------        -------------

Shareholders' equity:
     Preferred stock, $.01 par value; authorized 5,000,000 shares,
       no shares outstanding.........................................              --                   --
     Common stock, $.01 par value; authorized 200,000,000 shares,
       shares issued: 68,687,259 and 72,139,459, respectively........             687                  721
     Capital in excess of par value..................................         142,791              149,405
     Retained earnings...............................................         107,525              140,185
     Accumulated other comprehensive income..........................             (36)                (250)
                                                                        -------------        -------------

              Total shareholders' equity.............................         250,967              290,061
                                                                        -------------        -------------

              Total liabilities and shareholders' equity.............      $  301,151           $  339,358
                                                                        =============        =============

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                             November 30,
                                                                                    --------------------------
                                                                                          1998        1997
                                                                                    ------------   -----------
Net sales..................................................................            $ 123,550     $ 110,720
Cost of sales..............................................................               53,168        44,195
                                                                                    ------------   -----------
         Gross profit......................................................               70,382        66,525
Selling, general and administrative expenses...............................               52,936        44,629
                                                                                    ------------   -----------
     Operating income......................................................               17,446        21,896
Other income (expense):
     Interest income.......................................................                1,287         1,214
     Other (expense) income................................................                   (7)           33
     Interest expense......................................................                   (9)         (132)
                                                                                    ------------   -----------
Income before income tax provision.........................................               18,717        23,011
Income tax provision.......................................................                6,963         7,806
                                                                                    ------------   -----------

Net income.................................................................           $   11,754    $   15,205
                                                                                    ============   ===========

Pro forma net income.......................................................           $   11,754    $   14,543
                                                                                    ============   ===========


Net income per common share:
     Basic.................................................................          $      0.16    $     0.22
                                                                                    ============   ===========
     Diluted...............................................................          $      0.16    $     0.21
                                                                                    ============   ===========

Pro forma net income per common share:
     Basic.................................................................          $      0.16    $     0.21
                                                                                    ============   ===========
     Diluted...............................................................          $      0.16    $     0.20
                                                                                    ============   ===========

Weighted average common shares outstanding:
     Basic.................................................................           71,321,264    70,430,375
                                                                                    ============   ===========
     Diluted...............................................................           72,591,169    72,795,651
                                                                                    ============   ===========

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                      November 30,
                                                                         ---------------------------------
                                                                               1998                1997
                                                                         --------------       ------------
Cash flows provided by (used in) operating activities:
     Net income......................................................    $     11,754         $     15,205
     Adjustments to reconcile net income to net cash provided
         by operating activities:
     Depreciation....................................................           1,977                  948
     Amortization....................................................             563                  320
     Loss on sale of property and equipment..........................               9                   --
     Deferred income taxes...........................................             (44)                (422)
     Foreign exchange translation adjustment.........................             214                 (281)
     Compensatory options issued to non-employees....................             465                  238
     Adjustment to conform fiscal year of pooled entity..............              --               (2,479)
     Changes in assets and liabilities:
       Trade accounts receivable.....................................           9,775              (17,212)
       Inventory.....................................................          (8,109)              (6,015)
       Prepaid expenses and other current assets.....................            (887)              (1,079)
       Other assets..................................................          (2,819)                (505)
       Accounts payable..............................................          (4,662)               5,301
       Accrued expenses and other current liabilities................           5,628                9,782
       Other liabilities.............................................              --                   63
                                                                        -------------        -------------

              Net cash provided by operating activities..............          13,864                3,864
                                                                        -------------        -------------

Cash flows provided by (used in) investing activities:
     Acquisition of property, plant and equipment....................          (5,389)             (13,078)
     Purchase of marketable securities...............................          (7,871)             (15,595)
     Proceeds from sale of marketable securities.....................          28,559               20,439
     Proceeds from sale of fixed assets..............................              36                   --
                                                                        -------------        -------------

              Net cash provided by (used in) investing activities....          15,335               (8,234)
                                                                        -------------        -------------

Cash flows (used in) provided by financing activities:
     Purchase of Common Stock........................................         (51,662)                  --
     Principal payments on long-term debt............................              --               (1,447)
     S Corporation contribution by members of
         Richardson Labs, Inc........................................              --                  292
     Exercise of options to purchase Common Stock....................              56                2,571
                                                                        -------------        -------------

              Net cash (used in) provided by financing activities....         (51,606)               1,416
                                                                        -------------        -------------

     Net decrease in cash and cash equivalents.......................         (22,407)              (2,954)
     Cash and cash equivalents at beginning of period................          87,349               81,943
                                                                        -------------        -------------

              Cash and cash equivalents at end of period.............   $      64,942          $    78,989
                                                                        =============        =============

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                                                                                       Accumulated
                                                                             Capital in                   Other
                                                        Number     Common     Excess of   Retained    Comprehensive
                                                       of Shares    Stock     Par Value   Earnings       Income
                                                       ---------    -----     ---------   --------       ------

Balance at August 31, 1998.........................   72,139,459    $721      $149,405    $140,185        $(250)
   Net income......................................          ---     ---           ---      11,754          ---
   Exercise of stock options.......................       17,800     ---            56         ---          ---
   Tax benefit from exercise of options............          ---     ---            79         ---          ---
   Compensatory options issued to non-employees....          ---     ---           465         ---          ---
   Repurchase and retirement of Common Stock.......   (3,470,000)    (34)       (7,214)    (44,414)         ---
   Cumulative translation adjustment...............          ---     ---           ---         ---          214
                                                    ------------  ------      --------    --------        -----
Balance at November 30, 1998.......................   68,687,259    $687      $142,791    $107,525        $(36)
                                                    ============  ======      ========    ========        =====

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

1.       Basis of Presentation and Other Matters
         ---------------------------------------

                  The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements of Rexall Sundown, Inc. (the "Company"). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1998, as filed with the Securities and Exchange Commission.

                  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

                  On January 29, 1998, the Company consummated a business combination with Richardson Labs, Inc. ("Richardson"), which was accounted for as a pooling of interests. Prior to this transaction, Richardson was an S corporation for Federal income tax purposes and, accordingly, did not pay U.S. Federal income taxes. For periods prior to the transaction with Richardson, pro forma net income on the Consolidated Statements of Operations reflects a pro forma tax provision for Richardson, as if it were subject to corporate income taxes.

2.       Net Income Per Common Share
         ---------------------------

                  Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. The Company's potentially dilutive common shares consist of common stock options. For the three months ended November 30, 1998, options to purchase approximately 2,016,000 shares of common stock (the "Common Stock"), $.01 par value, of the Company were excluded from the diluted earnings per share calculation as the options' exercise prices were greater than the average market price of the Common Stock.

3.       Comprehensive Income
         --------------------

                  During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 does not affect the Company's results of operations or financial position, but will impact financial statement disclosures. SFAS No. 130 requires that enterprises separately disclose items of other comprehensive income by their nature. For the first quarter of fiscal 1999 and 1998, the only component of other comprehensive income affecting the Company has been foreign currency translation adjustment. Total comprehensive income for the three months ended November 30, 1998 and 1997 is as follows:

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                               November 30, 1998             November 30, 1997
                                                               -----------------             -----------------
                  Net income..............................          $11,754                        $15,205
                  Foreign currency translation
                    adjustment............................              214                           (281)
                                                                 ----------                     ----------
                  Total comprehensive income..............          $11,968                        $14,924
                                                                 ==========                     ==========

4.       Inventory
         ---------

                  The components of inventory at November 30, 1998 and August 31, 1998 are as follows:

                                                               November 30, 1998              August 31, 1998
                                                               -----------------              ---------------
                  Raw materials, bulk tablets
                    and capsules..........................          $45,031                        $36,011
                  Work in process.........................            4,505                          4,436
                  Finished products.......................           36,300                         37,280
                                                                   --------                       --------
                                                                    $85,836                        $77,727
                                                                   ========                       ========

5.       Sales to a Major Customer and Major Products
         --------------------------------------------

                  The Company had sales to a national retailer that represented approximately 29% of net sales for each of the three months ended November 30, 1998 and 1997. Additionally, the Company had sales to an affiliate of such national retailer that represented approximately 4% of net sales for the three months ended November 30, 1998.

                  In the fourth quarter of fiscal 1997, the Company introduced an exclusively licensed, patented product. For the three months ended November 30, 1998 and November 30, 1997, net sales of this product were approximately 18% and 11% of the Company's net sales, respectively, which includes sales to the national retailer discussed above.

6.       Contingencies
         -------------

                  The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)


                  In the first quarter of fiscal 1999, several class action complaints alleging violations of the federal securities laws were filed against the Company and certain officers and directors of the Company. These suits purport to be on behalf of all persons who purchased the Company's Common Stock between March 19, 1998 and November 5, 1998. Following initial review of the complaints which have been served, the Company believes that the allegations are completely without merit, the lawsuits are groundless, and the Company will vigorously defend against them, although no assurance can be given that the Company will ultimately prevail in its defense.

7.       Supplemental Disclosure of Non-Cash Financing Activities
         --------------------------------------------------------

                  The Company recognized a reduction of income taxes payable and a corresponding increase in additional paid-in-capital related to the exercise of stock options of $79 and $3,467 for the three months ended November 30, 1998 and 1997, respectively.

8.       Share Repurchase Program
         ------------------------

                  On September 29, 1998, the Company's Board of Directors authorized a share repurchase program, which allows the Company to buy back up to $100,000 of its Common Stock. Under the terms of the program, which has no expiration date, the Company may buy shares from time to time in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of November 30, 1998, the Company had repurchased and retired 3,470,000 shares pursuant to the program.

9.       Discontinued Operations
         -----------------------

                  On December 21, 1998, the purchaser of the assets of Pennex Laboratories, Inc. ("Pennex") was in default under the collateralized note and the terms of the most recent forbearance agreement with respect to payments due to the Company. As such, the Company has taken back possession of the property and is in the process of selling the assets of Pennex. Based on Company investigations, the Company believes that the current fair market value of the net assets of Pennex exceeds the net book value of such assets at November 30, 1998. In addition, as the Company was recording interest under the collateralized note only when it was paid to the Company, no write-off of accrued interest is necessary.

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

         Revenue from the sale of the Company's products is recognized at the time products are shipped. Net sales are recorded net of all discounts, allowances, returns and credits. Initial costs associated with acquiring sales agreements with certain retail customers are amortized over the expected term of the relevant agreement and the amortization of such costs is recorded as a reduction in net sales. Cost of goods sold includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products.

         Gross margins are impacted by changes in the relative sales mix among the Company's channels of distribution. In particular, gross margins are positively impacted if sales of the Company's direct sales subsidiary, Rexall Showcase International, Inc. ("Rexall Showcase"), increase as a percentage of net sales because such products command a higher gross margin. In a related manner, selling, general and administrative expenses as a percentage of net sales are typically higher if sales of Rexall Showcase increase as a percentage of net sales because of the commissions paid to Rexall Showcase's independent distributors. Conversely, if Rexall Showcase's sales as a percentage of net sales decrease, gross margins will be negatively impacted and selling, general and administrative expenses will decrease as a percentage of net sales. Historically, operating margins from sales to retailers and mail order have been higher than operating margins from the Rexall Showcase division. The Company expects that Rexall Showcase's net sales, as a percentage of total net sales, will remain relatively consistent in fiscal 1999 with the percentage achieved in fiscal 1998, although no assurances can be given in this regard.

Results of Operations

Three Months Ended November 30, 1998 Compared to Three Months Ended
-------------------------------------------------------------------
November 30, 1997
-----------------

         Net sales for the three months ended November 30, 1998 were $123.6 million, an increase of $12.8 million or 11.6% over the comparable period in fiscal 1998. Of the $12.8 million increase, sales to retailers accounted for $7.8 million, an increase of 11.1% over the comparable period in fiscal 1998. The increase in sales to retailers was primarily attributable to the increase in sales of Osteo-Bi-Flex(R) and increased sales and distribution to the Company's existing customer base business, as well as new account distribution. Net sales of Rexall Showcase increased by $5.4 million, an increase of 14.8% over the comparable period in fiscal 1998. The $5.4 million increase was primarily due to the expansion of Rexall Showcase's independent distributor base, the introduction of new products and the inclusion of a full quarter of activity for the Hong Kong operations, which commenced operations in late October 1997, and the commencement of operations in Taiwan in November 1998. Rexall Showcase currently has operations in Hong Kong, Taiwan and South Korea in Asia and anticipates commencing operations in Japan in fiscal 1999. Currently, net sales within this region of the world are not material when compared to the Company's total net sales. The Company will continue to monitor the economic situation within this region. Rexall Showcase also has operations in Mexico. The increase in net sales to retailers and for Rexall Showcase was associated with increased unit sales, as pricing has remained essentially flat. Net sales of the Company's mail order division, SDV(R), decreased by $0.4 million or 8.9% over the comparable period in fiscal 1998. Historically, the Company has not allocated significant resources to this division.

         Gross profit for the three months ended November 30, 1998 was $70.4 million, an increase of $3.9 million or 5.8% over the comparable period in fiscal 1998. As a percentage of net sales, gross profit decreased from 60.1% for the three months ended November 30, 1997 to 57.0% for the three months ended November 30, 1998. The decrease in gross profit was primarily due to increased overhead expenses associated with tripling the Company's manufacturing and packaging capacity, which was built to support an anticipated higher level of sales. Additionally, a shift in product mix in the sales to retailers division, to products that generate lower gross profit, contributed to the decrease in gross profit as a percentage of net sales.

         Selling, general and administrative expenses for the three months ended November 30, 1998 were $52.9 million, an increase of $8.3 million or 18.6% over the comparable period in fiscal 1998. Of the increase, $1.7 million related to the increase in sales commissions paid to Rexall Showcase's independent distributors due to higher sales volumes, with the remaining increase primarily due to the costs incurred by the Company in strengthening its infrastructure including sales and marketing personnel, product development, increased costs associated with our new administrative facilities and other personnel, to support anticipated higher levels of sales in the future. These additional costs were partially offset by an approximately $2.0 million reduction, in the first quarter of fiscal 1999 as compared to the comparable period in the prior year, in consumer advertising which resulted from the timing of new product releases. As a percentage of net sales, selling, general and administrative expenses increased from 40.3% for the three months ended November 30, 1997 to 42.8% for the three months ended November 30, 1998, reflecting the lower than anticipated sales volume.

         Other income, net, increased from $1.1 million in the first quarter of fiscal 1998 to $1.3 million in the first quarter of fiscal 1999. Other income, net, is predominantly comprised of interest income ($1.3 million for the three months ended November 30, 1998 and $1.2 million for the three months ended November 30, 1997) which is derived from the investment of the Company's available cash balances.

         Income before income tax provision was $18.7 million for the three months ended November 30, 1998, a decrease of $4.3 million or 18.7% as compared to the same period in fiscal 1998. As a percentage of net sales, income before income tax provision decreased from 20.8% for the three months ended November 30, 1997 to 15.1% for the three months ended November 30, 1998. Pro forma net income was $11.8 million for the first quarter of fiscal 1999, a decrease of $2.8 million or 19.2% from the prior year's comparable quarter. The decrease in income before income tax provision and pro forma net income was primarily due to the increased cost of the Company's infrastructure, including selling, general and administrative expenses, which was not fully absorbed at the current level of sales.

Seasonality

         The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase, which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

Liquidity and Capital Resources

         The Company had working capital of $175.9 million as of November 30, 1998, compared to $220.6 million as of August 31, 1998. This decrease was principally due to the implementation of the Company's stock repurchase program. As of November 30, 1998, the Company had repurchased and retired 3,470,000 shares at a cost of $51.7 million, pursuant to this program. Trade accounts receivable, net, at November 30, 1998, decreased $9.8 million as compared to fiscal 1998 year-end, while inventory increased $8.1 million during the same period. The reduction in trade accounts receivable can be primarily attributed to lower sales to retailers in the first quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998. The increase in inventory resulted primarily from lower than expected sales volume, coupled with increased levels of new product inventory.

         Net cash provided by operating activities for the three months ended November 30, 1998 was $13.9 million compared to $3.9 million for the comparable period in fiscal 1998. Net cash provided by operating activities, as compared to the first quarter of fiscal 1998, increased primarily due to a decrease in accounts receivable (as discussed above), partially offset by an increase in inventory, as well as a decrease in accounts payable and accrued expenses and other current liabilities. Net cash provided by investing activities was $15.3 million for the three months ended November 30, 1998 compared to $8.2 million of cash used in investing activities for the comparable period in fiscal 1998. During the first quarter of 1999, the sale of marketable securities provided $20.7 million of net proceeds necessary to fund the Company's share repurchase program. Offsetting these proceeds, the Company made capital expenditures of $5.6 million in the three months ended November 30, 1998, primarily related to investments in equipment and facility enhancements. Net cash used in financing activities was $51.6 million for the three months ended November 30, 1998 compared to net cash provided of $1.4 million for the comparable period in fiscal 1998, with the first quarter of fiscal 1999 reflecting $51.7 million used for the Company's share repurchase program.

         The Company believes that its existing cash balances, internally generated funds from operations and its available bank line of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the purchase and maintenance of inventory, the financing of the Company's accounts receivable and anticipated capital expenditures, as well as any future repurchase of shares under the Company's share repurchase program.

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

         For the Company's internal computer and non-computer-based systems, the task force will identify the scope of any Year 2000 problems, prepare test scripts in order to determine whether these systems will be Year 2000 compliant and implement the test scripts by conducting appropriate testing in order to confirm actual compliance. The Company expects to complete test scripts for all of its internal computer-based systems by the end of the first quarter of 1999. The task force is currently in the process of identifying the applicable internal non-computer systems which potentially may be affected by Year 2000.

         In order to determine the state of readiness of third parties, including the Company's significant vendors and customers, to handle Year 2000 issues and whether it will impact the Company's business, the Company has sent letters of inquiry to substantially all of the third parties with whom it does business. The Company's vendors and customers are at various stages in analyzing this issue and the Company is in the process of receiving and analyzing their responses to the Company's letter. The Company expects to have identified any potential Year 2000 problems with its key vendors and customers by the end of March 1999. The Company has not yet established any contingency plans but will develop such plans as needed once it identifies the scope and magnitude of any compliance issues with third parties. There can be no assurance that the systems of other companies on which the Company's systems rely or interface will be timely converted, which failure by a key vendor or customer could prevent the Company's products from being distributed in a timely manner.

         The Company has incurred and will continue to incur internal staff costs as well as consulting and other expenses related to Year 2000 issues. The Company does not separately track internal costs incurred for the Year 2000 project, the majority of which are payroll related for the Company's information technology professionals. If any of the Company's internal systems or equipment are found to be non-compliant with Year 2000, they will need to be upgraded or replaced. To date, none of these costs have been material. The recent growth of the Company which prompted it, in October 1997, to install a new enterprise-wide computer system which is utilized for the Company's manufacturing, distribution, finance and sales functions, substantially reduces the likelihood that the costs incurred by the Company in becoming Year 2000 compliant will be material. This enterprise-wide system is warranted to be Year 2000 compliant by the manufacturer and the Company will confirm its compliance by subjecting this system to the same tests as the Company's other internal computer-based systems. The Company does not expect that the total costs involved in becoming Year 2000 compliant will be material to the Company's financial position, results of operations or cash flows.
                                      -13-

Forward-Looking Statements

         This report contains certain "forward-looking statements" as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represents the Company's interpretation or beliefs. These forward-looking statements, by their nature, involve substantial risks and uncertainties, certain of which may be beyond the Company's control and actual results may differ materially depending on a variety of important factors including uncertainties related to acquisitions, government regulation, managing and maintaining growth, the effect of adverse publicity, litigation, reliance on independent distributors of Rexall Showcase, competition and other factors described in the Company's filings with the Securities and Exchange Commission. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal Proceedings" of the Form 10-K for the fiscal year ended August 31, 1998 heretofore filed by the Registrant with the Commission.

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

                                   REXALL SUNDOWN, INC.



Date:  January 14, 1999            By:   /s/ Carl DeSantis
                                         ---------------------------------------
                                         Carl DeSantis, Chairman of the Board



Date:  January 14, 1999             By:  /s/ Geary Cotton
                                         ---------------------------------------
                                         Geary Cotton, Chief Financial Officer,
                                         Treasurer and Chief Accounting Officer