Form 10-Q
period 1999-02-28
REXALL SUNDOWN INC
filed 1999-04-12
CIK 901620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999
                                               -----------------

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

Indicate by check mark whether Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. [X] Yes    __ No

As of April 8, 1999, the number of shares outstanding of the Registrant's Common Stock was 65,063,324.

                              REXALL SUNDOWN, INC.

                                TABLE OF CONTENTS

                                                                                          Page No.
                                                                                          --------

Part I.           Financial Information

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  February 28, 1999 and August 31, 1998.................................      3

                  Consolidated Statements of Operations for the
                  Three and Six Months Ended February 28, 1999 and 1998.................      4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended February 28, 1999 and 1998...........................      5

                  Consolidated Statement of Shareholders' Equity for the
                  Six Months Ended February 28, 1999....................................      6

                  Notes to Consolidated Financial Statements............................      7

                  Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations......................     10

                  Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk.....................................................     15


Part II.          Other Information.....................................................     16


Signatures..............................................................................     18


PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements


                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                                           February 28,         August 31,
                                                                               1999                1998
                                                                               ----                ----
                                         ASSETS
Current assets:
     Cash and cash equivalents.......................................     $    38,260          $    87,349
     Marketable securities...........................................              --               32,045
     Trade accounts receivable, net..................................          73,949               60,805
     Inventory.......................................................          72,878               77,727
     Prepaid expenses and other current assets.......................           9,571                7,554
     Net current assets of discontinued operations...................           4,076                4,076
                                                                        -------------        -------------

              Total current assets...................................         198,734              269,556

     Property, plant and equipment, net..............................          64,156               56,697
     Other assets....................................................          14,572               13,105
                                                                        -------------        -------------

              Total assets...........................................      $  277,462           $  339,358
                                                                        =============        =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................     $    17,119          $    21,653
     Accrued expenses and other current liabilities..................          39,820               27,260
                                                                        -------------        -------------

              Total current liabilities..............................          56,939               48,913

     Other liabilities...............................................             340                  384
                                                                        -------------        -------------

              Total liabilities......................................          57,279               49,297
                                                                        -------------        -------------

Shareholders' equity:
     Preferred stock, $.01 par value; authorized 5,000,000 shares,
         no shares outstanding.......................................              --                   --
     Common stock, $.01 par value; authorized 200,000,000 shares, shares issued and outstanding: 65,476,289 and
         72,139,459, respectively....................................             655                  721
     Capital in excess of par value..................................         137,188              149,405
     Retained earnings...............................................          82,524              140,185
     Accumulated other comprehensive income..........................            (184)                (250)
                                                                        -------------        -------------

              Total shareholders' equity.............................         220,183              290,061
                                                                        -------------        -------------

              Total liabilities and shareholders' equity.............      $  277,462           $  339,358
                                                                        =============        =============

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                               February 28,                  February 28,
                                                               ------------                  ------------
                                                            1999          1998             1999          1998
                                                            ----          ----             ----          ----
Net sales.............................................  $ 141,895       $115,489       $ 265,445     $ 226,209
Cost of sales.........................................     63,549         48,159         116,717        92,354
                                                       ----------     ----------      ----------   -----------
         Gross profit.................................     78,346         67,330         148,728       133,855
Selling, general and administrative expenses..........     53,321         44,939         106,257        89,568
                                                       ----------     ----------      ----------   -----------
         Operating income.............................     25,025         22,391          42,471        44,287
Other income (expense):
     Interest income..................................        836          1,056           2,123         2,270
     Other (expense) income...........................         (6)           (11)            (13)           22
     Interest expense.................................         (1)           (84)            (10)         (216)
                                                       ----------     ----------      ----------   -----------
Income before income tax provision....................     25,854         23,352          44,571        46,363
Income tax provision..................................      9,642          8,384          16,605        16,190
                                                       ----------     ----------      ----------   -----------

Net income............................................  $  16,212      $  14,968      $   27,966    $   30,173
                                                       ==========     ==========      ==========   ===========

Pro forma net income..................................  $  16,212      $  14,688      $   27,966    $   29,231
                                                       ==========     ==========      ==========   ===========


Net income per common share:
     Basic............................................ $     0.24    $     0.21     $       0.40  $       0.43
                                                       ==========     ==========      ==========   ===========
     Diluted.......................................... $     0.23    $     0.20     $       0.39  $       0.41
                                                       ==========     ==========      ==========   ===========

Pro forma net income per common share:
     Basic............................................ $     0.24    $     0.21     $       0.40  $       0.41
                                                       ==========     ==========      ==========   ===========
     Diluted.......................................... $     0.23    $     0.20     $       0.39  $       0.40
                                                       ==========     ==========      ==========   ===========

Weighted average common shares outstanding:
     Basic............................................ 68,377,353     71,046,098      69,857,441    70,738,237
                                                       ==========     ==========      ==========   ===========
     Diluted.......................................... 69,578,170     73,887,728      71,092,450    73,341,881
                                                       ==========     ==========      ==========   ===========

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                      February 28,
                                                                                      ------------
                                                                               1999                1998
                                                                               ----                ----
Cash flows provided by (used in) operating activities:
     Net income......................................................     $    27,966         $     30,173
     Adjustments to reconcile net income to net cash provided
         by operating activities:
     Depreciation....................................................           4,123                2,291
     Amortization....................................................           1,175                  863
     Loss on sale of property and equipment..........................               9                   --
     Deferred income taxes...........................................            (177)                (744)
     Foreign exchange translation adjustment.........................              66                  (88)
     Compensatory options issued to non-employees....................             870                  588
     Adjustment to conform fiscal year of pooled entity..............              --               (2,479)
     Changes in assets and liabilities:
       Trade accounts receivable.....................................         (13,144)             (19,564)
       Inventory.....................................................           4,849              (30,397)
       Prepaid expenses and other current assets.....................          (2,017)              (1,969)
       Other assets..................................................          (2,465)              (1,130)
       Accounts payable..............................................          (4,534)              14,392
       Accrued expenses and other current liabilities................          12,802                8,960
       Other liabilities.............................................             (44)                  31
                                                                         ------------       --------------

              Net cash provided by operating activities..............          29,479                  927
                                                                         ------------       --------------

Cash flows provided by (used in) investing activities:
     Acquisition of property, plant and equipment....................         (11,628)             (17,865)
     Purchase of marketable securities...............................         (13,428)             (34,465)
     Proceeds from sale of marketable securities.....................          45,473               31,644
     Proceeds from sale of fixed assets..............................              37                   --
                                                                         ------------       --------------

              Net cash provided by (used in) investing activities....          20,454              (20,686)
                                                                         ------------       --------------

Cash flows provided by (used in) financing activities:
     Purchase of Common Stock........................................         (99,999)                  --
     Principal payments on long-term debt............................              --               (3,476)
     Exercise of options to purchase Common Stock....................             977                5,319
                                                                         ------------       --------------

              Net cash (used in) provided by financing activities....         (99,022)               1,843
                                                                         ------------       --------------

     Net decrease in cash and cash equivalents.......................         (49,089)             (17,916)
     Cash and cash equivalents at beginning of period................          87,349               81,943
                                                                         ------------       --------------

              Cash and cash equivalents at end of period.............    $     38,260          $    64,027
                                                                         ============       ==============

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                                                                       Accumulated
                                                                             Capital in                   Other
                                                        Number     Common     Excess of   Retained    Comprehensive
                                                       of Shares    Stock     Par Value   Earnings       Income
                                                       ---------    -----     ---------   --------       ------
Balance at August 31, 1998.........................   72,139,459     $721     $149,405    $140,185        $(250)
   Net income......................................           --       --           --      27,966           --
   Exercise of stock options.......................      202,530        2          975          --           --
   Tax benefit from exercise of options............           --       --          242          --           --
   Compensatory options issued to non-employees....           --       --          870          --           --
   Repurchase and retirement of Common Stock.......   (6,865,700)     (68)     (14,304)    (85,627)          --
   Cumulative translation adjustment...............           --       --           --          --           66
                                                     -----------  -------     --------  ----------      -------
Balance at February 28, 1999.......................   65,476,289     $655     $137,188   $  82,524        $(184)
                                                     ===========  =======     ========  ==========      =======




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

2.       Net Income Per Common Share
         ---------------------------

                  Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. The Company's potentially dilutive common shares consist of common stock options. For the three months ended February 28, 1999, options to purchase approximately 3,843,000 shares of common stock (the "Common Stock"), $.01 par value, of the Company were excluded from the diluted earnings per share calculation as the exercise prices of these options were greater than the average market price of the Common Stock.

3.       Comprehensive Income
         --------------------

                  During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 does not affect the Company's results of operations or financial position, but does impact financial statement disclosures. SFAS No. 130 requires that enterprises separately disclose items of other comprehensive income by their nature. For the second quarter and first half of fiscal 1999 and 1998, the only component of other comprehensive income affecting the Company has been foreign currency translation adjustment. Total comprehensive income for the three and six months ended February 28, 1999 and 1998 is as follows:

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                               February 28,                  February 28,
                                                               ------------                  ------------
                                                            1999          1998             1999          1998
                                                            ----          ----             ----          ----
                  Net income.....................         $16,212        $14,968         $27,966       $30,173
                  Foreign currency translation
                     adjustment..................            (148)           193              66           (88)
                                                       ----------     ----------     -----------     ---------
                  Total comprehensive
                     income......................         $16,064        $15,161         $28,032       $30,085
                                                       ==========     ==========     ===========     =========

4.       Inventory
         ---------

         The components of inventory at February 28, 1999 and August 31, 1998 are as follows:

                                                               February 28, 1999              August 31, 1998
                                                               -----------------              ---------------
                  Raw materials, bulk tablets
                     and capsules.........................          $36,782                        $36,011
                  Work in process.........................            5,022                          4,436
                  Finished products.......................           31,074                         37,280
                                                                   --------                       --------
                                                                    $72,878                        $77,727
                                                                   ========                       ========

5.       Sales to a Major Customer and Major Products
         --------------------------------------------

                  The Company had sales to a national retailer that represented approximately 26% and 29% of net sales for the three months ended February 28, 1999 and 1998, respectively, and 27% and 29% of net sales for the six months ended February 28, 1999 and 1998, respectively. Additionally, the Company had sales to an affiliate of such national retailer that represented approximately 3% and 4% of net sales for the three and six months ended February 28, 1999, respectively.

                  In the fourth quarter of fiscal 1997, the Company introduced its Osteo Bi-Flex(R) brand, a combination of the two dietary ingredients, glucosamine and chondroitin. For the three months ended February 28, 1999 and 1998, net sales of this product were approximately 21% and 10% of the Company's net sales, respectively, which includes sales to the national retailer discussed above. For the six months ended February 28, 1999 and 1998, net sales of this product were approximately 20% and 11% of the Company's net sales, respectively, which includes sales to the national retailer discussed above.

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

                  In the first half of fiscal 1999, several class action complaints alleging violations of the federal securities laws were filed against the Company and certain officers and directors of the Company, which complaints were consolidated into one action in the United States District Court for the Southern District of Florida under the caption In re Rexall Sundown, Inc. Securities Litigation (98-8798). The plaintiffs filed an amended complaint in February 1999 and in April 1999, the Company and the individuals named in the action filed a motion to dismiss the complaint on numerous grounds, including the failure to allege actionable claims. The suit purports to be on behalf of all persons who were damaged by the purchase of the Company's Common Stock between March 19, 1998 and November 5, 1998. After a review of the amended complaint, the Company believes that the allegations are without merit, the lawsuit is groundless, and the Company will vigorously defend against it, although no assurance can be given that the Company will ultimately prevail in its defense.

7.       Supplemental Disclosure of Non-Cash Financing Activities
         --------------------------------------------------------

                  The Company recognized a reduction of income taxes payable and a corresponding increase in additional paid-in-capital related to the exercise of stock options of $163 and $3,986 for the three months ended February 28, 1999 and 1998, respectively, and $242 and $7,453 for the six months ended February 28, 1999 and 1998, respectively.

8.       Share Repurchase Program
         ------------------------

                  On September 29, 1998, the Company's Board of Directors authorized a share repurchase program, which allowed the Company to buy back up to $100,000 of its Common Stock. Under the terms of the program, which had no expiration date, the Company could buy shares from time to time in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of February 28, 1999, the Company had completed the initial share repurchase program by repurchasing and retiring 6,865,700 shares of Common Stock pursuant to the program. Furthermore, on March 16, 1999, the Company's Board of Directors authorized a new share repurchase program which will allow the Company to buy up to an additional $100,000 of its Common Stock. As with the previous share repurchase program, the new program has no expiration date and allows the Company to buy shares from time to time in the open market or in privately negotiated transactions, depending on market conditions and other factors.

9.       Discontinued Operations
         -----------------------

                  On December 21, 1998, the purchaser of the assets of Pennex Laboratories, Inc. ("Pennex") was in default under the collateralized note and the terms of the most recent forbearance agreement with respect to payments due to the Company. As such, the Company has taken back possession of the property and is in the process of selling the assets of Pennex. Based on Company investigations, the Company believes that the current fair market value of the net assets of Pennex exceeds the net book value of such assets at February 28, 1999. In addition, as the Company was recording interest under the collateralized note only when it was paid to the Company, no write-off of accrued interest is necessary.

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

         The Company sells products to a large number of customers, which are primarily in the United States. The sales to retailers and mail order divisions of the Company operate predominantly within the United States, while Rexall Showcase International, Inc. ("Rexall Showcase"), the Company's direct sales subsidiary, has operations in the United States, Mexico, Hong Kong, Taiwan and South Korea. Rexall Showcase intends to commence operations in Japan in the third quarter of fiscal 1999 and selected other countries in the future. Currently, net sales and operating income derived from the Asia Pacific region of the world (i.e., Hong Kong, Taiwan and South Korea) are not material when compared to the Company's total net sales. Although not material, net sales and operating income could be adversely affected by fluctuations in Asian currencies and weakening of Asian economies. The Company will continue to monitor the economic situation within this region.

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

         Gross margins are impacted by changes in the relative sales mix among the Company's channels of distribution. In particular, gross margins are positively impacted if sales of Rexall Showcase increase as a percentage of the Company's net sales because such products command a higher gross margin. In a related manner, selling, general and administrative ("SG&A") expenses as a percentage of net sales are typically higher if sales of Rexall Showcase increase as a percentage of net sales because of the commissions paid to Rexall Showcase's independent distributors. Conversely, if Rexall Showcase's sales as a percentage of net sales decrease, gross margins will be negatively impacted and SG&A expenses will decrease as a percentage of net sales. Historically, operating margins from sales to retailers and mail order have been higher than operating margins from the Rexall Showcase division. The Company expects that Rexall Showcase's net sales, as a percentage of total Company net sales, will remain relatively consistent in fiscal 1999 with the percentage achieved in fiscal 1998, although no assurances can be given in this regard.

Results of Operations

Three Months Ended February 28, 1999 Compared to Three Months Ended February
----------------------------------------------------------------------------
28, 1998
--------

         Net sales for the three months ended February 28, 1999 were $141.9 million, an increase of $26.4 million or 22.9% over the comparable period in fiscal 1998. Of the $26.4 million increase, sales to retailers accounted for $20.9 million, an increase of 27.6% over the comparable period in fiscal 1998. The increase in sales to retailers was primarily attributable to the increase in sales of Osteo-Bi-Flex, new product introductions, expanded distribution to the Company's existing customers and new account distribution. These increases were partially offset by a decline in net sales of St. John's Wort from the second quarter of fiscal 1998 primarily caused by heightened media attention in the fiscal 1998 period. However, the Company's Sundown(R) St. Johns Wort is still the #1 selling brand in the food, drug and mass markets. Net sales of Rexall Showcase increased by $7.0 million, an increase of 20.6% over the comparable period in fiscal 1998. The $7.0 million increase was primarily due to the expansion of Rexall Showcase's independent distributor base, the commencement of operations in Taiwan in November 1998 and the introduction of new products. The increase in net sales to retailers and for Rexall Showcase for the second quarter of fiscal 1999 was associated with increased unit sales, as pricing has remained essentially flat. Net sales of the Company's mail order division, SDV(R), decreased by $1.5 million or 29.0% over the comparable period in fiscal 1998. This decrease was primarily attributable to non-recurring promotions held in the second quarter of fiscal 1998. In addition, in recent years, the Company has not allocated significant resources to this division.

         Gross profit for the three months ended February 28, 1999 was $78.3 million, an increase of $11.0 million or 16.4% over the comparable period in fiscal 1998. As a percentage of net sales, gross profit decreased from 58.3% for the three months ended February 28, 1998 to 55.2% for the three months ended February 28, 1999. The decrease in gross profit was primarily due to increased infrastructure costs associated with the expansion of the Company's manufacturing and packaging capacity which was built to support an anticipated higher level of sales.

         SG&A expenses for the three months ended February 28, 1999 were $53.3 million, an increase of $8.4 million or 18.7% over the comparable period in fiscal 1998. Excluding approximately $2.5 million of pooling expenses incurred in the second quarter of fiscal 1998 related to the business combination with Richardson, for which there was no corresponding expenses in the same period this year, SG&A expenses increased approximately $10.9 million. Of this increase, $3.3 million related to the increase in sales commissions paid to Rexall Showcase's independent distributors due to higher sales volumes. Furthermore, an additional $0.9 million of the increase was due to an increase in consumer advertising, as the Company continues its strategy to enhance support for its products. The remaining increase in SG&A expenses was primarily due to the costs incurred by the Company in strengthening its infrastructure, including sales and marketing personnel, product development, increased costs associated with the Company's new administrative facilities and other personnel, to support anticipated higher levels of sales in the future. Excluding the non-recurring pooling expenses described above, as a percentage of net sales, SG&A expenses increased from 36.7% for the three months ended February 28, 1998 to 37.6% for the three months ended February 28, 1999.

         Other income, net, decreased from $1.0 million in the second quarter of fiscal 1998 to $0.8 million in the second quarter of fiscal 1999. Other income, net, is predominantly comprised of interest income ($0.8 million for the three months ended February 28, 1999 and $1.1 million for the three months ended February 28, 1998) which is derived from the investment of the Company's available cash balances. These balances were lower in the second quarter of fiscal 1999 as a result of the completion of the Company's $100.0 million share repurchase program.

         Income before income tax provision was $25.9 million for the three months ended February 28, 1999, an increase of $2.5 million or 10.7% as compared to the same period in fiscal 1998. As a percentage of net sales, income before income tax provision decreased from 20.2% for the three months ended February 28, 1998 to 18.2% for the three months ended February 28, 1999. Pro forma net income was $16.2 million for the first quarter of fiscal 1999, an increase of $1.5 million or 10.4% from the prior year's comparable quarter. The increase in income before income tax provision and pro forma net income was primarily due to the reasons described above.


Six Months Ended February 28, 1999 Compared to Six Months Ended February 28,
---------------------------------------------------------------------------
1998
----

         Net sales for the six months ended February 28, 1999 were $265.4 million, an increase of $39.2 million or 17.3% over the comparable period in fiscal 1998. Sales to retailers accounted for $28.7 million of the sales growth, an increase of 19.7% over the comparable period in fiscal 1998. The increase in sales to retailers was primarily attributable to the increase in sales of Osteo-Bi-Flex, expanded distribution to the Company's existing customers as well as new account distribution and new product introductions. These increases were partially offset by a decline in net sales of St. John's Wort from the first half of fiscal 1998 primarily caused by heightened media attention in the fiscal 1998 period. Net sales of Rexall Showcase increased by $12.4 million, an increase of 17.6% over the comparable period in fiscal 1998. The increase was primarily due to the expansion of Rexall Showcase's independent distributor base, the introduction of new products, the inclusion of a full six months of activity for the Hong Kong operations in fiscal 1999 (which commenced operations in late October 1997) and the commencement of operations in Taiwan in November 1998. The increase in net sales to retailers and for Rexall Showcase was primarily associated with increased unit sales, as pricing has remained essentially flat. Net sales of the Company's mail order division decreased by $1.9 million or 20.2% over the comparable period in fiscal 1998 primarily due to non-recurring promotions held in the fiscal 1998 period. In addition, in recent years, the Company has not allocated significant resources to this division.

         Gross profit for the six months ended February 28, 1999 was $148.7 million, an increase of $14.9 million or 11.1% over the comparable period in fiscal 1998. As a percentage of net sales, gross profit decreased from 59.2% for the six months ended February 28, 1998 to 56.0% for the six months ended February 28, 1999. The decrease in gross profit was primarily due to increased infrastructure costs associated with the expansion of the Company's manufacturing and packaging capacity which was built to support an anticipated higher level of sales.

         SG&A expenses for the six months ended February 28, 1999 were $106.3 million, an increase of $16.7 million or 18.6% over the comparable period in fiscal 1998. Excluding approximately $2.5 million of pooling expenses incurred in the second quarter of fiscal 1998 related to the business combination with Richardson, for which there was no corresponding expenses in the same period this year, SG&A expenses increased approximately $19.2 million. Of the increase, $5.0 million related to the increase in sales commissions paid to Rexall Showcase's independent distributors due to higher sales volumes. The remaining increase was primarily due to the costs incurred by the Company in strengthening its infrastructure, including sales and marketing personnel, product development, increased costs associated with the Company's new administrative facilities and other personnel, to support anticipated higher levels of sales in the future. These additional costs were partially offset by an approximately $1.1 million reduction, in the first half of fiscal 1999 as compared to the comparable period in the prior year, in consumer advertising which resulted from the timing of new product releases. Excluding the non-recurring pooling expenses described above, as a percentage of net sales, SG&A expenses increased from 38.5% for the six months ended February 28, 1998 to 40.0% for the six months ended February 28, 1999, reflecting the lower than anticipated sales volume.

         Other income, net, of $2.1 million in the first half of fiscal 1999 remained consistent with the $2.1 million recorded in the first half of fiscal 1998. Other income, net, is predominantly comprised of interest income ($2.1 million for the six months ended February 28, 1999 and $2.3 million for the six months ended February 28, 1998) which is derived from the investment of the Company's available cash balances.

         Income before income tax provision was $44.6 million for the six months ended February 28, 1999, a decrease of $1.8 million or 3.9% as compared to the same period in fiscal 1998. As a percentage of net sales, income before income tax provision decreased from 20.5% for the six months ended February 28, 1998 to 16.8% for the six months ended February 28, 1999. Pro forma net income was $28.0 million for the first half of fiscal 1999, a decrease of $1.3 million or 4.3% from the prior year's comparable period. The decrease in income before income tax provision and pro forma net income was primarily due to the increased cost of the Company's infrastructure, including SG&A expenses, which were not fully absorbed at the current level of sales.

Seasonality

         The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase, which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

Liquidity and Capital Resources

         The Company had working capital of $141.8 million as of February 28, 1999, compared to $220.6 million as of August 31, 1998. This decrease was principally due to the implementation and completion of the Company's initial stock repurchase program. As of February 28, 1999, the Company had repurchased and retired 6,865,700 shares of Common Stock at a cost of $100.0 million pursuant to this program. Trade accounts receivable, net, at February 28, 1999, increased $13.1 million as compared to fiscal 1998 year-end, while inventory decreased $4.8 million during the same period. The increase in trade accounts receivable can be primarily attributed to higher sales to retailers during the last half of the second quarter of fiscal 1999 as customer order patterns returned to more normal levels coupled with new products and marketing initiatives which were introduced in February 1999. The decrease in inventory resulted primarily from increased sales volume.

         Net cash provided by operating activities for the six months ended February 28, 1999 was $29.5 million compared to $0.9 million for the comparable period in fiscal 1998. The increase, as compared to the first half of fiscal 1998, was primarily due to a decrease in cash used by working capital ($2.0 million of cash used for the first half of fiscal 1999 as compared to $28.6 million of cash used for the first half of fiscal 1998) as a result of improved working capital management. Net cash provided by investing activities was $20.5 million for the six months ended February 28, 1999 compared to $20.7 million of cash used in investing activities for the comparable period in fiscal 1998. During the first half of 1999, net proceeds from the sale of marketable securities provided $32.0 million of cash necessary to fund the Company's initial share repurchase program. Offsetting these proceeds, the Company made capital expenditures of $11.6 million for the six months ended February 28, 1999, primarily related to investments in the Company's new softgel facility, computer systems to support the global operations of Rexall Showcase, expanded lab facilities and facility enhancements. Net cash used in financing activities was $99.0 million for the six months ended February 28, 1999 compared to net cash provided of $1.8 million for the comparable period in fiscal 1998, with the first half of fiscal 1999 reflecting $100.0 million used for the Company's initial share repurchase program.

         The Company believes that its existing cash balances, internally generated funds from operations and borrowing capabilities will provide the liquidity necessary to satisfy the Company's working capital needs, including the purchase and maintenance of inventory, the financing of the Company's accounts receivable and anticipated capital expenditures, as well as any future repurchase of shares under the Company's new share repurchase program.

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

         For the Company's internal computer and non-computer-based systems, the task force will identify the scope of any Year 2000 problems, prepare test scripts in order to determine whether these systems will be Year 2000 compliant and implement the test scripts by conducting appropriate testing in order to confirm actual compliance. The Company has substantially completed testing its internal computer-based systems and expects to complete test scripts and testing for the remainder of its less crucial internal computer-based systems by the end of June 1999. The task force has identified and tested the applicable internal non-computer systems which potentially may be affected by Year 2000.

         In order to determine the state of readiness of third parties, including the Company's significant vendors and customers, to handle Year 2000 issues and whether it will impact the Company's business, the Company has sent letters of inquiry to substantially all of the third parties with whom it does business. The Company's vendors and customers are at various stages in analyzing this issue and the Company is in the process of receiving and analyzing their responses to the Company's letter. The Company expects to have identified any potential Year 2000 problems with its key vendors and customers by the end of June 1999. The Company has also begun to schedule site visits with its key vendors and customers in order to confirm Year 2000 compliance. The Company has not yet established any contingency plans but will develop such plans as needed once it identifies the scope and magnitude of any compliance issues with third parties. There can be no assurance that the systems of other companies on which the Company's systems rely or interface will be timely converted, which failure by a key vendor or customer could prevent the Company's products from being distributed in a timely manner.

         The Company has incurred and will continue to incur internal staff costs as well as consulting, travel and other expenses related to Year 2000 issues. The Company does not separately track internal costs incurred for the Year 2000 project, the majority of which are payroll-related for the Company's information technology professionals. If any of the Company's internal systems or equipment are found to be non-compliant with Year 2000, they will need to be upgraded or replaced. To date, none of these costs have been material. The recent growth of the Company which prompted it in October 1997 to install new enterprise-wide computer systems which is utilized for the Company's manufacturing, distribution, finance and sales functions for all of its distribution channels, substantially reduces the likelihood that the costs incurred by the Company in becoming Year 2000 compliant will be material. These enterprise-wide systems are warranted to be Year 2000 compliant by their manufacturers and are in the process of being tested by the Company to confirm their compliance. The Company does not expect that the total costs involved in becoming Year 2000 compliant will be material to the Company's financial position, results of operations or cash flows.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Company's Annual Meeting of Shareholders was held on February 23, 1999. The holders of 68,538,399 shares of Common Stock were entitled to vote at the Annual Meeting and there were present, in person or by proxy, holders of 68,122,545 shares of Common Stock (99.4% of the shares entitled to vote).

                  The following individuals were elected as Directors of the Company to serve until the 2000 Annual Meeting by the following votes (the numbers in parenthesis represent the percent of the shares of Common Stock voted at the Annual Meeting):

                                                    FOR                              WITHHELD AUTHORITY
                                                    ---                              ------------------
                  Carl DeSantis             67,279,744 (98.8%)                         842,801 (1.2%)
                  Christian Nast            67,282,824 (98.8%)                         839,721 (1.2%)
                  Damon DeSantis            67,278,094 (98.8%)                         844,451 (1.2%)
                  Nickolas Palin            67,281,364 (98.8%)                         841,181 (1.2%)
                  Dean Desantis             67,278,344 (98.8%)                         844,201 (1.2%)
                  Stanley Leedy             67,283,684 (98.8%)                         838,861 (1.2%)
                  Melvin T. Stith           67,280,844 (98.8%)                         841,701 (1.2%)

                  The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending August 31, 1999 was approved as follows: 67,876,440 (99.6%) shares were cast for the proposal; 136,257 (.2%) shares were cast against the proposal; and 109,698 (.2%) shares abstained.

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

                                REXALL SUNDOWN, INC.



Date: April 9, 1999         By: /s/ Damon DeSantis
                                ------------------------------------------------
                                Damon DeSantis, President and Chief Executive Officer



Date: April 9, 1999         By: /s/ Geary Cotton
                                ------------------------------------------------
                                Geary Cotton, Chief Financial Officer,
                                Treasurer and Chief Accounting Officer