Form 10-Q
period 1999-05-31
REXALL SUNDOWN INC
filed 1999-07-15
CIK 901620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1999
                                                  ------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission File Number 0-21884
                                                -------
                              REXALL SUNDOWN, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Florida                                      59-1688986
-------------------------------                        -------------------
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

Indicate by check mark whether Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 12, 1999, the number of shares outstanding of the Registrant's Common Stock was 64,396,048.

                              REXALL SUNDOWN, INC.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
Part I.     Financial Information

            Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            May 31, 1999 and August 31, 1998...............................   3

            Consolidated Statements of Operations for the
            Three and Nine Months Ended May 31, 1999 and 1998..............   4

            Consolidated Statements of Cash Flows for the
            Nine Months Ended May 31, 1999 and 1998........................   5

            Consolidated Statement of Shareholders' Equity for the
            Nine Months Ended May 31, 1999.................................   6

            Notes to Consolidated Financial Statements.....................   7

            Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations...............  11

            Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk..............................................  17


Part II.    Other Information..............................................  18


Signatures.................................................................  19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                                          May 31,       August 31,
                                                                           1999            1998
                                                                        ---------       ----------
                                         ASSETS
Current assets:
     Cash and cash equivalents ...................................      $   6,669       $  87,349
     Marketable securities .......................................           --            32,045
     Trade accounts receivable, net ..............................         82,166          60,805
     Inventory ...................................................        117,118          77,727
     Prepaid expenses and other current assets ...................         11,425           7,554
     Net current assets of discontinued operations ...............          4,076           4,076
                                                                        ---------       ---------
              Total current assets ...............................        221,454         269,556
     Property, plant and equipment, net ..........................         68,263          56,697
     Other assets ................................................         15,271          13,105
                                                                        ---------       ---------
              Total assets .......................................      $ 304,988       $ 339,358
                                                                        =========       =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ............................................      $  44,080       $  21,653
     Accrued expenses and other current liabilities ..............         29,297          27,260
     Short-term debt .............................................         15,000            --
                                                                        ---------       ---------
              Total current liabilities ..........................         88,377          48,913
     Other liabilities ...........................................            240             384
                                                                        ---------       ---------
              Total liabilities ..................................         88,617          49,297
                                                                        ---------       ---------

Shareholders' equity:
     Preferred stock, $.01 par value; authorized 5,000,000 shares,
         no shares outstanding ...................................           --              --
     Common stock, $.01 par value; authorized 200,000,000 shares, shares issued and outstanding: 64,345,166 and
         72,139,459, respectively ................................            643             721
     Capital in excess of par value ..............................        136,737         149,405
     Retained earnings ...........................................         79,079         140,185
     Accumulated other comprehensive income ......................            (88)           (250)
                                                                        ---------       ---------
              Total shareholders' equity .........................        216,371         290,061
                                                                        ---------       ---------
              Total liabilities and shareholders' equity .........      $ 304,988       $ 339,358
                                                                        =========       =========

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                                  Three Months Ended                    Nine Months Ended
                                                                         May 31,                               May 31,
                                                             -------------------------------       -------------------------------
                                                                  1999              1998               1999                1998
                                                             ------------       ------------       ------------       ------------
Net sales .............................................      $    171,211       $    150,979       $    436,656       $    377,188
Cost of sales .........................................            72,421             65,197            189,138            157,551
                                                             ------------       ------------       ------------       ------------
         Gross profit .................................            98,790             85,782            247,518            219,637
Selling, general and administrative expenses ..........            69,549             55,920            175,806            145,488
                                                             ------------       ------------       ------------       ------------
         Operating income .............................            29,241             29,862             71,712             74,149
Other income (expense):
     Interest income ..................................               339              1,141              2,462              3,411
     Other expense ....................................               (64)               (29)               (77)                (7)
     Interest expense .................................               (38)                (3)               (48)              (219)
                                                             ------------       ------------       ------------       ------------
Income before income tax provision ....................            29,478             30,971             74,049             77,334
Income tax provision ..................................            10,984             11,591             27,589             27,781
                                                             ------------       ------------       ------------       ------------
Net income ............................................      $     18,494       $     19,380       $     46,460       $     49,553
                                                             ============       ============       ============       ============
Pro forma net income ..................................      $     18,494       $     19,380       $     46,460       $     48,611
                                                             ============       ============       ============       ============
Net income per common share:
     Basic.............................................      $       0.29       $       0.27       $       0.68       $       0.70
                                                             ============       ============       ============       ============
     Diluted...........................................      $       0.28       $       0.26       $       0.67       $       0.67
                                                             ============       ============       ============       ============
Pro forma net income per common share:
     Basic.............................................      $       0.29       $       0.27       $       0.68       $       0.69
                                                             ============       ============       ============       ============
     Diluted...........................................      $       0.28       $       0.26       $       0.67       $       0.66
                                                             ============       ============       ============       ============
Weighted average common shares outstanding:
     Basic ............................................        64,812,779         71,372,034         68,157,408         70,949,502
                                                             ============       ============       ============       ============
     Diluted ..........................................        66,708,990         74,180,111         69,612,833         73,621,291
                                                             ============       ============       ============       ============

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                      May 31,
                                                                          ----------------------------
                                                                             1999               1998
                                                                          ---------          ---------
Cash flows provided by (used in) operating activities:
     Net income .................................................         $  46,460          $  49,553
     Adjustments to reconcile net income to net cash provided
         by operating activities:
     Depreciation ...............................................             6,859              4,105
     Amortization ...............................................             2,143              1,193
     (Gain)/loss on sale of property and equipment ..............               (32)                56
     Deferred income taxes ......................................              (216)              (402)
     Foreign exchange translation adjustment ....................               162                185
     Compensatory options issued to non-employees ...............             1,397              1,069
     Adjustment to conform fiscal year of pooled entity .........              --               (2,479)
     Changes in assets and liabilities:
       Trade accounts receivable ................................           (21,361)           (17,054)
       Inventory ................................................           (39,391)           (32,184)
       Prepaid expenses and other current assets ................            (3,871)            (1,426)
       Other assets .............................................            (4,093)              (348)
       Accounts payable .........................................            22,427             (4,302)
       Accrued expenses and other current liabilities ...........             2,841             15,585
       Other liabilities ........................................              (144)               105
                                                                          ---------          ---------
              Net cash provided by operating activities .........            13,181             13,656
                                                                          ---------          ---------
Cash flows provided by (used in) investing activities:
     Acquisition of property, plant and equipment ...............           (18,531)           (23,308)
     Purchase of marketable securities ..........................           (13,428)           (48,528)
     Proceeds from sale of marketable securities ................            45,473             40,295
     Proceeds from sale of fixed assets .........................               138                266
                                                                          ---------          ---------
              Net cash provided by (used in) investing activities            13,652            (31,275)
                                                                          ---------          ---------
Cash flows provided by (used in) financing activities:
     Purchase of common stock ...................................          (124,788)              --
     Net borrowings on line of credit ...........................            15,000               --
     Principal payments on long-term debt .......................              --               (3,476)
     Exercise of options to purchase common stock ...............             2,275              5,681
                                                                          ---------          ---------
              Net cash (used in) provided by financing activities          (107,513)             2,205
                                                                          ---------          ---------
     Net decrease in cash and cash equivalents ..................           (80,680)           (15,414)
     Cash and cash equivalents at beginning of period ...........            87,349             81,943
                                                                          ---------          ---------
              Cash and cash equivalents at end of period ........         $   6,669          $  66,529
                                                                          =========          =========

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                                                                       Accumulated
                                                                             Capital in                   Other
                                                        Number     Common     Excess of   Retained    Comprehensive
                                                       of Shares    Stock     Par Value   Earnings       Income
                                                      ----------   ------    ----------  ---------    -------------
Balance at August 31, 1998.........................   72,139,459     $721     $149,405   $ 140,185        $(250)
   Net income......................................           --       --           --      46,460           --
   Exercise of stock options.......................      424,907        4        2,271          --           --
   Tax benefit from exercise of options............           --       --          804          --           --
   Compensatory options issued to non-employees....           --       --        1,397          --           --
   Repurchase and retirement of common stock.......   (8,219,200)     (82)     (17,140)   (107,566)          --
   Cumulative translation adjustment...............           --       --           --          --          162
                                                      ----------     ----     --------   ---------        ------
Balance at May 31, 1999............................   64,345,166     $643     $136,737   $  79,079        $ (88)
                                                      ==========     ====     ========   =========        ======

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

1. Basis of Presentation and Other Matters

          The accompanying unaudited interim consolidated financial statements of Rexall Sundown, Inc. (the "Company") do not include all disclosures provided in the annual consolidated financial statements of the Company. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1998, as filed with the Securities and Exchange Commission.

          In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

2. Net Income Per Common Share

          Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. The Company's potentially dilutive common shares consist of common stock options. For the three months ended May 31, 1999, options to purchase approximately 1,787,000 shares of the Company's common stock, $.01 par value (the "Common Stock"), were excluded from the diluted earnings per share calculation as the exercise prices of these options were greater than the average market price of the Common Stock.

3. Comprehensive Income

          During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 does not affect the Company's results of operations or financial position, but does impact financial statement disclosures. SFAS No. 130 requires that enterprises separately disclose items of other comprehensive income by their nature. For the third quarter and first nine months of fiscal 1999 and 1998, the only component of other comprehensive income that affected the Company was the foreign currency translation adjustment. Total comprehensive income for the three and nine months ended May 31, 1999 and 1998 was as follows:

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                          Three Months Ended             Nine Months Ended
                                                May 31,                       May 31,
                                        ----------------------         ---------------------
                                          1999          1998             1999          1998
                                        -------        -------         -------       -------
Net income.....................         $18,494        $19,380         $46,460       $49,553
Foreign currency translation
     adjustment................              96            273             162           185
                                        -------        -------         -------       -------
  Total comprehensive
     income....................         $18,590        $19,653         $46,622       $49,738
                                        =======        =======         =======       =======

4. Inventory

          The components of inventory at May 31, 1999 and August 31, 1998 were as follows:

                                             May 31, 1999        August 31, 1998
                                             ------------        ---------------

Raw materials, bulk tablets
   and capsules.........................       $ 55,301              $36,011
Work in process.........................          6,987                4,436
Finished products.......................         54,830               37,280
                                               --------              -------
                                               $117,118              $77,727
                                               ========              =======

5. Short-term Debt

          In April 1999, the Company entered into a $50,000 line of credit with a financial institution. At May 31, 1999, the Company had $15,000 outstanding under this line of credit bearing interest at 5.65% and maturing on June 25, 1999. Such maturity date was extended into the fourth quarter.

6. Sales to a Major Customer and Major Products

          The Company had sales to a national retailer that represented approximately 24% and 31% of net sales for the three months ended May 31, 1999 and 1998, respectively, and 26% and 30% of net sales for the nine months ended May 31, 1999 and 1998, respectively. Additionally, the Company had sales to an affiliate of such national retailer that represented approximately 4% and 2% of net sales for the three months ended May 31, 1999 and 1998, respectively, and 4% and 1% of net sales for the nine months ended May 31, 1999 and 1998, respectively.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

          For the three months ended May 31, 1999 and 1998, net sales of the Company's Osteo Bi-Flex(R) brand of nutritional supplements containing the two dietary ingredients, glucosamine and chondroitin, which help promote cartilage regeneration and healthy joints, were approximately 11% and 17% of the Company's net sales, respectively. For the nine months ended May 31, 1999 and 1998, net sales of these products were approximately 16% and 13% of the Company's net sales, respectively. The percentage of net sales for the three and nine month periods include sales to the national retailer discussed above.

          At the end of the second quarter of fiscal 1999, the Company introduced Cellasene(TM) in the United States pursuant to an exclusive distributorship agreement. Cellasene is a dietary supplement formulated for women to help eliminate cellulite. For the three and nine months ended May 31, 1999, net sales of this product were approximately 21% and 9% of the Company's net sales, respectively, which includes sales to the national retailer discussed above.

7. Contingencies

          The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

          During 1999, several class action complaints alleging violations of the federal securities laws were filed against the Company and certain of its officers and directors. These complaints were consolidated into one action in the United States District Court for the Southern District of Florida under the caption In re Rexall Sundown, Inc. Securities Litigation (98-8798). The plaintiffs filed an amended complaint in February 1999 and in April 1999, the Company and the individuals named in the action filed a motion to dismiss the complaint on numerous grounds, including the failure to allege actionable claims. The suit purports to be on behalf of all persons who were damaged by the purchase of the Company's Common Stock between March 19, 1998 and November 5, 1998. After a review of the amended complaint, the Company believes that the allegations are without merit. While the Company will vigorously defend against the lawsuit, there can be no assurance that the Company will ultimately prevail in its defense.

8. Supplemental Disclosure of Non-Cash Financing Activities

          The Company recognized a reduction of income taxes payable and a corresponding increase in additional paid-in-capital related to the exercise of stock options of $562 and $233 for the three months ended May 31, 1999 and 1998, respectively, and $804 and $7,686 for the nine months ended May 31, 1999 and 1998, respectively.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

9. Share Repurchase Program

          On September 29, 1998, the Company's Board of Directors authorized a share repurchase program to buy back up to $100,000 of its Common Stock. As of February 28, 1999, the Company had completed this repurchase program by repurchasing and retiring 6,865,700 shares of Common Stock. On March 16, 1999, the Company's Board of Directors authorized a new share repurchase program to buy back up to an additional $100,000 of its Common Stock. As with the initial share repurchase program, the new share repurchase program has no expiration date and allows the Company to buy shares of its Common Stock from time to time in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of May 31, 1999, the Company had repurchased and retired 1,353,500 shares pursuant to the new program.

10. Discontinued Operations

          On December 21, 1998, the purchaser of the assets of Pennex Laboratories, Inc. ("Pennex") was in default under the collateralized note and the terms of the most recent forbearance agreement with respect to payments due to the Company. As such, the Company has taken back possession of the property and is in the process of selling the assets of Pennex. Based on Company investigations, the Company believes that the current fair market value of the net assets of Pennex approximates the net book value of such assets at May 31, 1999. In addition, as the Company was recording interest under the collateralized note only when it was paid to the Company, no write-off of accrued interest is necessary.

11. Recent Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Furthermore, the accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material effect on its consolidated financial statements.

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

     The Company sells products to customers throughout the world. The sales to retailers and mail order divisions of the Company operate predominantly within the United States, while Rexall Showcase International, Inc. ("Rexall Showcase"), the Company's direct sales subsidiary, has operations in the United States, Japan, Hong Kong, Taiwan, South Korea and Mexico. Rexall Showcase intends to continue expanding operations to other selected countries in the future. Currently, net sales and operating income derived from the Asia Pacific region of the world are not material when compared to the Company's total net sales. Notwithstanding this fact, net sales and operating income could be adversely affected by fluctuations in Asian currencies and the weakening of Asian economies. The Company will continue to monitor the economic situation within this region.

     Revenue from the sale of the Company's products is recognized at the time products are shipped. Net sales are recorded net of all discounts, allowances, returns and credits. Initial costs associated with entering into sales agreements with certain retail customers are amortized over the expected term of the relevant agreement and the amortization of such costs is recorded as a reduction in net sales. Cost of goods sold includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products.

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

Results of Operations

Three Months Ended May 31, 1999 Compared to Three Months Ended May 31, 1998

     Net sales for the three months ended May 31, 1999 were $171.2 million, an increase of $20.2 million or 13.4% over the comparable period in fiscal 1998. Of the $20.2 million increase, sales to retailers accounted for $20.1 million, an increase of 19.7% over the comparable period in fiscal 1998. The increase in sales to retailers was primarily attributable to net sales of Cellasene, which totaled approximately $35.0 million and represented the Company's initial distribution of this product to its customers. Additionally, net sales increased primarily due to the Company's expanded distribution to its existing customers, as the introduction of newer products, such as Cellasene and the Twist 'N Learn(TM) line of herbal supplements, have allowed the Company to gain additional distribution. These increases, however, were partially offset by a decline in net sales of herbal supplements and Osteo-Bi-Flex. The decline in net sales of herbal supplements from the third quarter of fiscal 1998 was primarily caused by these products receiving less media attention in the fiscal 1999 period. The decline in net sales of Osteo-Bi-Flex was primarily attributable to the timing of promotions for the Osteo-Bi-Flex brand in fiscal 1998. The increase in net sales to retailers for the third quarter of fiscal 1999 was primarily associated with product mix resulting from new product introductions, as pricing remained essentially unchanged. Net sales of Rexall Showcase increased 1.1% in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. The increase in net sales was primarily due to the commencement of Rexall Showcase operations in Japan in late May 1999 and the commencement of operations in Taiwan in November 1998. Net sales of the Company's mail order division, SDV(R), decreased by $0.4 million to $3.3 million or an 11.1% decline over the comparable period in fiscal 1998. In recent years, the Company has not allocated significant resources to this division.

     Gross profit for the three months ended May 31, 1999 was $98.8 million, an increase of $13.0 million or 15.2% over the comparable period in fiscal 1998. As a percentage of net sales, gross profit increased from 56.8% for the three months ended May 31, 1998 to 57.7% for the three months ended May 31, 1999. The increase in gross profit was primarily due to lower product royalty expenses in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. This increase, however, was partially offset by increased infrastructure costs associated with the expansion of the Company's manufacturing and packaging capacity and by product mix, as the Company had a higher percentage of sales to retailers in the third quarter versus the same period in fiscal 1998.

     SG&A expenses for the three months ended May 31, 1999 were $69.5 million, an increase of $13.6 million or 24.4% over the comparable period in fiscal 1998. As a percentage of net sales, SG&A increased from 37.0% for the three months ended May 31, 1998 to 40.6% for the three months ended May 31, 1999. This increase was primarily the result of increased advertising expense, as the Company continues its strategy to support its nationally branded products, and costs incurred by the Company in strengthening its infrastructure. For the third quarter of fiscal 1999, the Company spent approximately $18.3 million in consumer advertising as compared to $4.3 million for the third quarter of fiscal 1998. These increases in SG&A, however, were partially offset by the reversal of bonus expenses accrued through the first half of the year of approximately $5.0 million and with product mix, as Rexall Showcase sales comprised a smaller percentage of net sales for the three months ended May 31, 1999 as compared to the three months ended May 31, 1998.

     Other income, net, decreased from $1.1 million in the third quarter of fiscal 1998 to $0.2 million in the third quarter of fiscal 1999. Other income, net, is predominantly comprised of interest income ($0.3 million for the three months ended May 31, 1999 and $1.1 million for the three months ended May 31,
1998) which is derived from the investment of the Company's available cash balances. The Company's cash balances were lower in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 due to the repurchase of 8,219,200 shares of the Company's Common Stock for a total cost of approximately $124.8 million.

     Income before income tax provision was $29.5 million for the three months ended May 31, 1999, a decrease of $1.5 million or 4.8% as compared to the same period in fiscal 1998. As a percentage of net sales, income before income tax provision decreased from 20.5% for the three months ended May 31, 1998 to 17.2% for the three months ended May 31, 1999. Pro forma net income was $18.5 million for the third quarter of fiscal 1999, a decrease of $0.9 million or 4.6% from the prior year's comparable quarter. The decrease in income before income tax provision and pro forma net income was primarily due to the reasons discussed above.


Nine Months Ended May 31, 1999 Compared to Nine Months Ended May 31, 1998

     Net sales for the nine months ended May 31, 1999 were $436.7 million, an increase of $59.5 million or 15.8% over the comparable period in fiscal 1998. Sales to retailers accounted for $48.9 million of the sales growth, an increase of 19.7% over the comparable period in fiscal 1998. The increase in sales to retailers was primarily attributable to the launch of Cellasene, which began at the end of the second fiscal quarter of 1999, an increase in net sales of Osteo-Bi-Flex, expanded distribution to the Company's existing customers as well as new account distribution. These increases were partially offset by a decline in net sales of herbal supplements from the first nine months of fiscal 1998 which was primarily caused by these supplements receiving less media attention in the fiscal 1999 period. The increase in net sales to retailers for the nine months ended May 31, 1999 was primarily associated with product mix resulting from new product introductions, as pricing remained essentially unchanged. Net sales of Rexall Showcase increased by $12.9 million, an increase of 11.2% over the comparable period in fiscal 1998. The increase was primarily due to the commencement of operations in Japan in May 1999, the commencement of operations in Taiwan in November 1998 and the inclusion of a full nine months of activity for the Hong Kong operations in fiscal 1999 (which commenced operations in late October 1997). The increase in net sales for Rexall Showcase was primarily associated with increased unit sales, as pricing remained essentially unchanged. Net sales of the Company's mail order division decreased by $2.3 million or 17.7% over the comparable period in fiscal 1998 primarily due to non-recurring promotions held in the fiscal 1998 period. In addition, in recent years, the Company has not allocated significant resources to this division.

     Gross profit for the nine months ended May 31, 1999 was $247.5 million, an increase of $27.9 million or 12.7% over the comparable period in fiscal 1998. As a percentage of net sales, gross profit decreased from 58.2% for the nine months ended May 31, 1998 to 56.7% for the nine months ended May 31, 1999. The decrease in gross profit was primarily due to increased infrastructure costs associated with the expansion of the Company's manufacturing and packaging capacity, partially offset by lower product royalty expenses.

     SG&A expenses for the nine months ended May 31, 1999 were $175.8 million, an increase of $30.3 million or 20.8% over the comparable period in fiscal 1998. Excluding approximately $2.5 million of pooling expenses incurred in the second quarter of fiscal 1998 related to the business combination with Richardson, for which there was no corresponding expenses in the same period this year, SG&A expenses increased approximately $32.8 million. The increase in SG&A expenses was primarily attributable to increased consumer advertising in the fiscal 1999 period and increased costs incurred by the Company in strengthening its infrastructure. Consumer advertising expense for the nine months ended May 31, 1999 was $23.4 million compared to $10.5 million for the corresponding fiscal 1998 period. Additionally, $4.5 million of the increase in SG&A expense related to increased sales commissions paid to Rexall Showcase's independent distributors resulting from higher sales volumes. These additional SG&A costs, however, were partially offset by the reduction in bonus expense, as the Company had no bonus expense for the first nine months of fiscal 1999 as compared to $2.8 million of bonus expense for the first nine months of fiscal 1998. Excluding the non-recurring pooling expenses described above, as a percentage of net sales, SG&A expenses increased from 37.9% for the nine months ended May 31, 1998 to 40.3% for the nine months ended May 31, 1999.

     Other income, net, was $2.3 million in the first nine months of fiscal 1999, a $0.9 million decrease as compared to the $3.2 million recorded in the first nine months of fiscal 1998. Other income, net, is predominantly comprised of interest income ($2.5 million for the nine months ended May 31, 1999 and $3.4 million for the nine months ended May 31, 1998) which is derived from the investment of the Company's available cash balances. The Company's cash balances were lower during the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998 due to the repurchase of 8,219,200 shares of the Company's Common Stock for a total cost of approximately $124.8 million.

     Income before income tax provision was $74.0 million for the nine months ended May 31, 1999, a decrease of $3.3 million or 4.2% as compared to the same period in fiscal 1998. As a percentage of net sales, income before income tax provision decreased from 20.5% for the nine months ended May 31, 1998 to 17.0% for the nine months ended May 31, 1999. Pro forma net income was $46.5 million for the first nine months of fiscal 1999, a decrease of $2.2 million or 4.4% from the prior year's comparable period. The decrease in income before income tax provision and pro forma net income was primarily due to the reasons discussed above.

Seasonality

     The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase, which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

Liquidity and Capital Resources

     The Company had working capital of $133.1 million as of May 31, 1999, compared to $220.6 million as of August 31, 1998. This decrease was principally due to the implementation and completion of the Company's initial stock repurchase program and the implementation of the Company's new stock repurchase program. As of May 31, 1999, the Company had repurchased and retired 8,219,200 shares of Common Stock at a cost of approximately $124.8 million pursuant to these programs. Additionally, trade accounts receivable, net, at May 31, 1999, increased $21.4 million as compared to the fiscal 1998 year-end, while inventory increased $39.4 million during the same period. The increase in trade accounts receivable can be primarily attributed to Cellasene shipments to retailers during the latter part of the third quarter of fiscal 1999 due to the timing of receipt of Cellasene inventory. The increase in inventory resulted primarily from inventory for Cellasene, inventory necessary to support the opening of Rexall Showcase Japan and increases in the Company's overall target inventory to satisfy customer needs. Accounts payable at May 31, 1999 increased $22.4 million as compared to fiscal 1998 year-end, primarily reflecting the timing of payments.

     Net cash provided by operating activities for the nine months ended May 31, 1999 was $13.2 million compared to $13.7 million for the comparable period in fiscal 1998. Net cash provided by investing activities was $13.7 million for the nine months ended May 31, 1999 compared to $31.3 million of cash used in investing activities for the comparable period in fiscal 1998. During the first nine months of 1999, net proceeds from the sale of marketable securities provided $32.0 million of cash necessary to fund the Company's initial share repurchase program. Offsetting these proceeds, the Company made capital expenditures of $18.5 million for the nine months ended May 31, 1999, primarily related to investments in the Company's new softgel facility, computer systems to support the global operations of Rexall Showcase, expanded lab facilities and facility enhancements. Net cash used in financing activities was $107.5 million for the nine months ended May 31, 1999 compared to net cash provided of $2.2 million for the comparable period in fiscal 1998. The first nine months of fiscal 1999 reflected $124.8 million used for the Company's share repurchase programs, partially offset by $15.0 million provided by net borrowings on a line of credit necessary to fund a portion of the repurchase of the Company's Common Stock and increased working capital requirements.

     The Company believes that its existing cash balances, internally generated funds from operations and the Company's credit line will provide the liquidity necessary to satisfy the Company's working capital needs, including the purchase and maintenance of inventory, the financing of the Company's accounts receivable and anticipated capital expenditures, as well as any future repurchase of shares under the Company's new share repurchase program.

Inflation

     Inflation has not had a significant impact on the Company in the past three years nor is it expected to have a significant impact in the foreseeable future.

Potential Year 2000 Issues

     The Year 2000 issue generally refers to the inability of computer hardware and software to properly recognize a year that begins with "20" instead of "19." This issue arose as a result of computer systems and programs being designed to accept a calendar year reference as two-digits as opposed to four-digits. If the Year 2000 issue is not corrected, computer applications may stop processing date-related computations or process them incorrectly. The Company has recognized the severity of the Year 2000 issue and has designated it as a priority, allocating appropriate resources in order to minimize the impact of Year 2000 date-related problems on its business. The Company has assembled an internal task force to review and evaluate the Year 2000 issue as it relates to its internal computer-based and non-computer-based systems as well as third party computer systems including those of its vendors and customers. The scope of the Company's Year 2000 analysis encompasses the Company's traditional enterprise-wide software, its mid-range and personal computing systems, and its embedded microprocessor systems.

     For the Company's internal computer and non-computer-based systems, the task force has identified the scope of any Year 2000 problems, prepared test scripts in order to determine whether these systems are Year 2000 compliant and implemented the test scripts by conducting appropriate testing in order to confirm actual compliance. The Company has substantially completed testing its internal computer-based systems and expects to complete test scripts and testing for the remainder of its less crucial internal computer-based systems by the end of August 1999. The task force has identified and tested the applicable internal non-computer systems which potentially may be affected by Year 2000.

     In order to determine the state of readiness of third parties, including the Company's significant vendors and customers, to handle Year 2000 issues and whether it will impact the Company's business, the Company has sent letters of inquiry to substantially all of the third parties with whom it does business. The Company's vendors and customers are at various stages in analyzing this issue and the Company is in the process of receiving and analyzing their responses to the Company's letter. The Company expects to have identified any potential Year 2000 problems with its key vendors and customers by the end of August 1999. The Company has also begun to schedule site visits with its key vendors and customers in order to confirm Year 2000 compliance. The Company has not yet established any contingency plans but will develop such plans as needed once it identifies the scope and magnitude of any compliance issues with third parties. There can be no assurance that the systems of other companies on which the Company's systems rely or interface will be timely converted, which failure by a key vendor or customer could prevent the Company's products from being distributed in a timely manner.

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

Recent Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Furthermore, the accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material effect on the consolidated financial statements.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              10.1 Master Promissory Note dated April 22, 1999 by Rexall Sundown, Inc. for the benefit of NationsBank, N.A.

              27     Financial Data Schedule (for SEC use only)

          (b) Reports on Form 8-K.

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REXALL SUNDOWN, INC.


Date:  July 14, 1999               By: /s/ Damon DeSantis
                                       -----------------------------------
                                       Damon DeSantis, President and Chief
                                       Executive Officer



Date:  July 14, 1999               By: /s/ Geary Cotton
                                       --------------------------------------
                                       Geary Cotton, Chief Financial Officer,
                                       Treasurer and Chief Accounting Officer