Form 10-K405
period 1999-08-31
REXALL SUNDOWN INC
filed 1999-11-29
CIK 901620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

     (Mark One)

          |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 1999

          |_|      TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock of the Registrant held by non-affiliates based on the closing sale price of the common stock on November 22, 1999 was $350,319,822.00

         As of November 22, 1999, the Registrant had 64,419,335 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on February 23, 2000 are incorporated by reference into
Part III of this Report.

================================================================================

          This Annual Report on Form 10-K may contain certain "forward-looking statements" as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, economic performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, government regulation, managing and maintaining growth, the effect of adverse publicity, litigation, reliance on independent distributors of the Company's network marketing subsidiary, Rexall Showcase International, Inc., the centralized location of the Company's manufacturing operations, availability of raw materials, risks associated with international operations, competition, product liability claims, volatility of stock price and those factors described in this and other Company filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.    BUSINESS.

General

         Rexall Sundown, Inc. (the "Company") develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products. The Company distributes its products through three channels of distribution: sales to retailers; direct sales through independent distributors; and mail order. The Company offers a broad product line of approximately 800 products consisting of approximately 1,000 stock keeping units ("SKUs"), including vitamins in both multivitamin and single-entity formulas, minerals, herbals, weight management products, homeopathic remedies, sports nutrition products, and personal care products.

         The Company's principal executive offices are located at 6111 Broken Sound Parkway, NW, Boca Raton, Florida 33487 and its telephone number is (561) 241-9400. The Company's website address is www.rexallsundown.com. As used herein, the "Company" means Rexall Sundown, Inc. and its subsidiaries, except where the context indicates otherwise.

Industry Overview

         According to Packaged Facts, an independent market research company, total domestic retail sales of vitamins, nutritional supplements and minerals were approximately $8.9 billion in 1998, representing an increase of approximately 14% over 1997. Although the vitamin, nutritional supplement and mineral market has grown at a compounded annual rate of approximately 15% from 1994 through 1998, recent data for the current year obtained from Information Resources, Inc. ("IRI"), a retail information gathering service, indicates slower industry growth as compared to previous years. The Company believes this slower growth is primarily attributable to a decline in net sales of herbal supplements from fiscal 1998 when these supplements received significantly more media coverage. The Company believes that several factors have accounted for the growth of the vitamin and nutritional supplement market including (1) the growing body of scientific research showing the benefits of vitamins and nutritional supplements; (2) increased public awareness of these benefits; (3) consumer acceptance of new products; (4) an increasingly older American population which is more likely to consume vitamins and nutritional supplements;
(5) increased consumer interest in alternative medicine; (6) changes in attitudes towards vitamins and nutritional supplements within the medical community; and (7) the passage of the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). For information about DSHEA, see "--Government Regulation."

          Over the past several years, public awareness of the positive effects of vitamins and nutritional supplements on health has been heightened by widely publicized reports of scientific findings supporting such claims. Many studies have indicated a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of a wide range of conditions including cancer, heart disease, stroke, arthritis, osteoporosis, mental fatigue, depression, declining immune function, macular degeneration, memory loss and neural tube birth defects. Reports have indicated that the United States government and universities have generally increased sponsorship of research relating to vitamins and nutritional supplements. In addition, Congress has established the Office of Alternative Medicine in the National Institutes of Health to foster research into alternative medical treatments which may include natural remedies and has also directed the Office of Dietary Supplements in the National Institutes of Health to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease.

          The Company expects that the aging of the United States population, together with a corresponding increased focus on preventative health measures, should result in increased demand for vitamins and nutritional supplement products. According to the United States Census Bureau, through 2010, the 35-and-older age group of consumers, which represents a substantial majority of regular users of vitamin and nutritional supplements, is expected to grow significantly faster than the general United States population. Based on a national survey indicating that approximately 39% of Americans consumed vitamins and nutritional supplements on a regular basis in 1998, the Company believes that there is a large untapped domestic market for vitamins and nutritional supplements. Industry sources also report that vitamin consumers are taking more vitamins and nutritional supplements per day than in the past.

          The primary channels of distribution in the vitamin and nutritional supplement industry are: (i) mass market retailers which include drug stores, supermarkets, mass merchandisers and discount stores; (ii) health food stores;
(iii) direct sales organizations; and (iv) catalog/mail order sales including, most recently, online commerce. Within the mass market retailer channel, there are three primary vitamin product categories: national brands, broadline brands and private label brands. According to IRI, total domestic dollar sales of national and broadline brands in the mass market have, over the past several years, achieved an increasingly larger market share at the expense of the private label category. For the 52-week period ended September 26, 1999, national and broadline brands represented 67% of the dollar sales of vitamin and nutritional supplements. The national brand category primarily consists of multivitamin and mineral products marketed under nationally advertised names such as Centrum(R), One-A-Day(R) and Theragran(R) and nutritional supplements such as Osteo-Bi-Flex(R), the Company's product which helps promote healthy mobile joint function. Broadline brands, such as the Company's Sundown(R) brand, offer a complete range of products under one brand name, including multivitamins, single-entity vitamins, minerals and nutritional supplements including herbal products. Private label products which are usually marketed under the retailer's store brand name also offer a wide product assortment, albeit typically somewhat narrower in scope than broadline brands, including national brand equivalent formulas positioned as lower-priced "compare and save" products.

         While the retail channel of distribution for vitamins and nutritional supplements has been consolidating, there has not yet been any significant consolidation among the companies that manufacture and sell these products. The vitamin and nutritional supplement industry remains fragmented, and the Company believes that no company controls a significant share of the market.

Sales by Distribution Channel

          Set forth below for the periods indicated are the net sales and percent of net sales of the Company's products through the Company's three current distribution channels.

                                                                      Fiscal Year Ended August 31,
                                                                      ----------------------------

Distribution Channel                      1999                 1998                1997               1996                1995
--------------------                      ----                 ----                ----               ----                ----
Total sales to retailers (1)        409,242    68.7%    355,615    67.0%    168,729    58.1%    123,093    57.0%     99,952    59.3%

Direct Sales -
   Rexall Showcase(R)               172,273    28.9%    158,910    29.9%    105,221    36.2%     76,483    35.4%     52,606    31.2%

Mail order - SDV(R)                  14,149     2.4%     16,216     3.1%     16,673     5.7%     16,442     7.6%     15,979     9.5%
                                   --------   -----    --------   -----    --------   -----    --------   -----    --------   -----

   Total net sales                 $595,664   100.0%   $530,741   100.0%   $290,623   100.0%   $216,018   100.0%   $168,537   100.0%
                                   ========   =====    ========   =====    ========   =====    ========   =====    ========   =====

(1)  Includes Sundown, Rexall(R), Richardson(R), Thompson(R) and private label.

Sales to Retailers

          For its sales of vitamins and nutritional supplements to retailers, the Company employs a marketing strategy directed at the end-user, with an emphasis on educating the consumer. The Company offers a wide product selection with many unique formulations as well as timely and innovative product introductions, all at value prices with clear and informative labeling which are displayed on specially designed shelf organization systems called planograms. Net sales to retailers have grown from $100.0 million in fiscal 1995 to $409.2 million in fiscal 1999.

          Sundown. The Company has been selling vitamins and nutritional supplements under the Sundown tradename since 1976. The Sundown brand offers a broad selection of high quality products at prices lower than comparable-quality branded vitamins which the Company believes creates value for consumers as well as higher shelf inventory turnover rates for retailers. The Company believes that its retail customers experience increased profits per linear shelf foot due to the high sales velocity of the Sundown brand. According to data from IRI, for the 52-week period ending September 26, 1999, Sundown was the number one brand in dollar and unit sales in both the broadline vitamin category and in the herbal category across all food, drug and mass merchandiser retail outlets in the United States. For the same period, Sundown's best selling product, Osteo-Bi-Flex, was the second best selling branded nutritional supplement in the United States.

       Sales of the Sundown brand had its origin with regional deep discount retailers. Over the past several years, the success of the Company's value pricing strategy, the high sales velocity of its products and the increasing consumer awareness and acceptance of its brands, has enabled the Company to expand its presence in many traditional retailers. The Company currently has chainwide distribution in mass merchandisers, chain drug stores, supermarkets and club stores, as well as distribution through United States military commissaries and exchanges worldwide. The Company believes that despite its increased presence in the retail channel, significant opportunities for growth still exist as the Company can expand the depth of its presence in its existing retailers and obtain new accounts.

          The Company sells approximately 270 vitamins (e.g., multivitamins, vitamins A, C and E, calcium and folic acid), minerals (e.g. magnesium, potassium, selenium and zinc), herbals (e.g., echinacea, St. John's Wort, gingko biloba, garlic, saw palmetto and ginseng) and nutritional supplements (e.g., Osteo-Bi-Flex, Cellasene(TM), Pycnogenol(R) and acidophilus) under the Sundown tradename. Vitamins and nutritional supplements are sold in varying potency levels as single-entity supplements or multivitamin combinations, and are offered in tablet, two-piece capsule, softgel, liquid, chewable, and powder forms to accommodate various consumer preferences.

          The Company monitors new and developing health and nutrition trends in order to anticipate consumer demand and to introduce new products and reformulate existing products. Examples of the Company's anticipation of and response to consumer demand and emerging health and nutrition trends in the past year include (i) Cellasene, a dietary supplement formulated for women to help reduce cellulite, which received widespread media attention and was the most successful product introduction in the vitamin and nutritional supplement industry in 1999; (ii) the Twist `N Learn(TM) label, a revolutionary patented packaging design for all of Sundown's herbal and certain of its vitamin products, which provides consumers with substantially more information than a standard label, and which is supported by a print and television advertising campaign featuring celebrity spokesperson Alex Trebek; (iii) the continued expansion of the Osteo-Bi-Flex brand of products with the introduction of the original and maximum strength formulas of Osteo-Bi-Flex in softgel form and an Osteo-Bi-Flex pain relieving topical cream; and (iv) Metab-O-Lite, a dietary supplement containing a thermogenic formula designed to promote energy and diet which was introduced in August 1999. During the last two fiscal years, the Company has devoted significant resources to research and product development and intends to continue these investments. See "--Research and Product Development."

         Other Brands. In addition to Sundown products, the Company's other sales to retailers include sales under the Rexall brand to dollar stores, the Thompson brand to health food stores, the Richardson Labs brand to retailers in the food, drug, mass and health food channels of trade and private label products to selected mass merchandisers and drug stores.

          In 1985, the Company purchased the Rexall tradename, under which health products have been marketed since 1903. Although the Company owns the Rexall trademark, none of the operating Rexall Drug Stores are owned by the Company or have any obligation to purchase products from the Company. The Company's marketing strategy with respect to its Rexall line is to emphasize a national branded product at generic prices. The Company markets a full line of approximately 120 moderately-priced vitamins and nutritional supplements under the Rexall tradename, primarily to dollar stores.

          In 1990, the Company acquired the operating assets, including the Thompson trademark, of Wm. T. Thompson Co., Inc. which was founded in 1935. The "Rainbow" line of Thompson vitamins is sold through health food stores and consists of approximately 135 products, many of which have high potencies and are unique to Thompson. The Rainbow line represents the Company's premium line, and is priced competitively with other similar vitamin products sold in health food stores. Because the Company's targeted customer for Thompson products is the sophisticated vitamin consumer, the Company's strategy includes constantly monitoring new and developing trends in health and nutrition and adapting its product offerings accordingly.

         In 1998, the Company acquired Richardson Labs, Inc., which markets and sells a comprehensive line of approximately 35 diet and weight management products under the Richardson Labs brand to retailers in the food, drug, mass, and health food channels of trade. According to IRI data, for the 52-week period ending September 26, 1999, Richardson Lab's Ultra Chroma Slim(R) product was the number one natural weight management product in dollar and unit sales in the broadline vitamin category across all food, drug and mass merchandiser retail outlets in the United States.

          While the Company does not emphasize private label manufacturing, in select instances the Company offers these products to accommodate certain customer requests. The percentage of the Company's net sales attributable to private label products in fiscal 1999 and 1998 was approximately 2.7% and 1.5%, respectively.

          The Company markets its Sundown, Rexall, Thompson and Richardson brands of vitamins and nutritional supplements internationally through a network of distributors. The Company has exclusive and non-exclusive distribution agreements in foreign countries throughout the world, with the majority of international revenues presently being generated from Latin America.

  Direct Sales Through Independent Distributors

         In 1990, the Company formed Rexall Showcase International, Inc. ("Rexall Showcase"), its network marketing subsidiary, to market and sell unique health and wellness products under the Rexall tradename exclusively through a sales force of independent distributors who are not employees of Rexall Showcase or the Company. Rexall Showcase offers approximately 150 products which include weight management products, homeopathic medicines, personal care products, dietary and sports nutrition supplements and water filtration systems. Rexall Showcase products are specially formulated and packaged only for the network marketing distribution channel and are not available through retailers. New products introduced by Rexall Showcase in fiscal 1999 include (i) the Body Synergy(TM) Weight Loss System which features the Body Synergy Anti-Craving Formula; (ii) a line of herbal products (Balance Blend(TM), Calming Blend(TM), Cogno Blend(TM), Immuno Blend(TM) and Passion Blend(TM)); and (iii) Nutri-Kids School-Aid(TM), a unique powdered drink mix designed to specifically address the nutritional needs of children. Rexall Showcase also introduced the Ultimate Performance(TM) line of sports nutrition and personal care products including a unique and proprietary protein powder (Quad-Plex(TM)), a creatine supplement with a patented delivery system (Creatine Now!(TM)), a fluid rehydration drink (Low Oz(TM)), two new protein bars in four flavors and several bath and body products. Rexall Showcase established a new website, www.ultimate-performance
 .com, which provides information to distributors and their customers about Ultimate Performance products as well as workout programs and fitness tips.

          Rexall Showcase began its international expansion in fiscal 1996 by commencing operations in South Korea and Mexico. Rexall Showcase commenced operations in Hong Kong in October 1997 and Taiwan in November 1998. In May 1999, Rexall Showcase commenced operations in Japan, the largest direct sales market in the world. Rexall Showcase intends to commence operations in Canada in calendar 2000 and selected other countries in the future. Rexall Showcase's net sales have increased from $52.6 million in fiscal 1995 to $172.3 million in fiscal 1999.

          To become a Rexall Showcase distributor, a person or entity must enter into a standard distributor agreement with Rexall Showcase which obligates that person to abide by Rexall Showcase's policies and procedures. Additionally, distributors are required to purchase a distributor kit, which includes all of the materials necessary for a distributor to commence operating a Rexall Showcase distributorship. The distributor kit includes information about the Company, product information, Rexall Showcase support functions, training materials, the ProfitPlus(TM) compensation program, policies and procedures, order forms, application forms and sales aids. The cost of the distributor kit is $49.50 in the

United States, which approximates the cost of production and associated costs. Rexall Showcase's independent distributors are not required to make any inventory purchases and, to become a distributor, must only purchase the distributor kit. As of August 31, 1999, Rexall Showcase had approximately 115,000 active distributors. An "active" distributor refers to any distributor who is eligible to participate in the Rexall Showcase business, including all new applicants whose completed distributor application and agreement has been accepted by Rexall Showcase, as well as those existing distributors who have renewed their distributorship during the last 12 months. In order to renew an existing distributorship, a distributor is required to submit to Rexall Showcase, on each anniversary date of becoming a distributor, a renewal form with the applicable renewal fee (currently $15.00 in the United States) which approximates administrative costs and the costs of periodic mailings.

          Rexall Showcase processes, fills and ships orders from the Company's distribution center, usually within a 24-hour period after the order is placed by the distributor. Rexall Showcase allows its retail customers to return any product, for any reason, to the selling distributor within 30 days from the date of purchase for a total refund or replacement. Rexall Showcase then reimburses the selling distributor who has issued the refund or replacement. Prior to placing orders for additional products, distributors are required to certify that they have sold at least 70% of their prior order. In the event of termination of the relationship between Rexall Showcase and a distributor, Rexall Showcase will repurchase from such distributor all resaleable inventory purchased by such distributor within 12 months of such termination for 90% of the original net cost to the distributor. The Company provides a reserve for such returns which, to date, have not been material.

          Rexall Showcase's success is dependent upon continued sales of its products to consumers by its distributors and the ongoing recruitment and maintenance of a motivated, experienced network of distributors. To increase its distributors' ability to succeed, Rexall Showcase sponsors and conducts national and international conventions which are designed to educate and recruit distributors. Distributor leaders also hold regional and local events to recruit new distributors and train existing distributors. Rexall Showcase maintains a dedicated distributor services department to provide information and assistance to distributors including a national voice-mail system, a quarterly magazine, national broadcast telephone calls led by top distributors and other supportive programs. Rexall Showcase also offers participation in a stock option plan and stock purchase plan to distributors who reach certain sales targets.

         Rexall Showcase employs various technologies and innovations which allow for fast and efficient communication and service among Rexall Showcase, its distributors and their customers. These include such tools as (i) the Autoship program, which allows products to be regularly shipped each month directly from Rexall Showcase to the end-user; (ii) voice mail, which allows Rexall Showcase or its distributors to send phone messages to large numbers of distributors at once or communicate to specific distributors; (iii) REX, an interactive voice response system that enables distributors to place orders and check sales volume 24 hours a day, seven days a week; and (iv) RSI Online, a password-protected section of its website (www.rexallshowcase.com) where distributors and their customers may place orders online and where distributors may check their sales volume and process new distributor applications at any time.

          In fiscal 1999, Rexall Showcase introduced a global seamless compensation system which tracks the business generated by Rexall Showcase distributors all over the world in one computer system. Rexall Showcase believes that it is one of the few companies in the direct sales industry which offers this type of system to its distributors. In addition, Rexall Showcase introduced technology which allows its distributors to create their own personalized websites. These websites provide Rexall Showcase distributors with a forum to educate and attract new distributors and customers who can then purchase Rexall Showcase products through a direct link to the Rexall Showcase website.

         Rexall Showcase is a member of the Direct Selling Association, the national trade association of the leading firms that manufacture and distribute goods and services directly to consumers, whose mandate is to ensure that the marketing by member companies of products or the direct sales opportunity is conducted at the highest level of business ethics and service to consumers.

  Mail Order

          The Company's mail order division markets products primarily under its SDV brand directly to consumers through catalogs and direct mailings. This division targets approximately 350,000 of the most active customers out of an approximate 700,000 household proprietary mailing list developed by the Company since its inception in 1976. The Company's SDV division offers approximately 140 products, including a full line of vitamins, minerals and other nutritional supplements along with selected health-related products at prices which are competitive with those of other mail order companies. Net sales for the Company's SDV division have decreased from $16.0 million in fiscal 1995 to $14.1 million in fiscal 1999.

Sales Support and Customer Services for Retailers

          The Company utilizes its information systems and staff of sales and customer support professionals to provide retailers with a comprehensive array of services. The Company seeks to assist the retailer with sales initiatives, sales data analyses and marketing and merchandising programs, all of which are designed to maximize in-store awareness of the Company's products and improve results in the retailer's vitamin and nutritional supplement category. For a number of its retail customers, the Company serves as a category manager, at no additional cost to the retailer, actively analyzing, monitoring and advising on product selection, profitability, sales velocity and overall performance of the retailer's entire vitamin and nutritional supplement category. To help optimize the performance of its retailers, as well as sales of the Company's products, the Company develops customized planograms designed to efficiently utilize shelf space and direct consumers' attention to the Company's products.

          In addition, the Company provides marketing support for its product lines by developing customized marketing programs. The Company's corporate creative services department provides customer support by designing packaging displays and point-of-purchase material for customers as well as informative, easy-to-read labels and packages for the Company's products. Support for retail sales is further provided through various in-store merchandising centers, including information pamphlets for consumers and displays containing featured products. The Company employs and contracts with merchandisers who periodically visit certain retailers to restock the shelves, receive new orders and monitor and update the presentation of the Company's product lines through floor displays, side wings, shelf-talkers, store signs, promotional packs and other individualized promotions.

         Since the end of fiscal 1997, the Company has steadily increased the amounts it spends on advertising in order to help build brand awareness and loyalty among consumers as part of a long-term brand building strategy. In fiscal 1999, the Company spent approximately $32 million on television, radio and print advertisements, a 127% increase over fiscal 1998. These advertisements focused primarily on Sundown's Osteo-Bi-Flex brand of nutritional supplements, Cellasene, Sundown Herbals' Twist 'N Learn campaign featuring celebrity spokesperson Alex Trebek, and Richardson's Ultra Chroma-Slim line of weight management products featuring fitness expert Denise Austin. The Company also spent approximately $11 million on cooperative advertising in fiscal 1999, an increase of approximately 30% over fiscal 1998. The Company expects to continue to use various forms of mass media advertisement, including national advertising, to build the national reputation and recognition of its branded products.

          At November 1, 1999, the Company had a total sales, marketing and support staff of approximately 150 employees, of whom approximately 50 are responsible for generating sales and managing customer accounts and are paid on a salary and incentive bonus basis. In addition, the Company utilizes a national brokerage alliance of independent representative organizations in the United States and internationally, substantially all of which sell the Company's brands on an exclusive basis in their respective product categories.

Research and Product Development

          The Company's research and product development department consists of an internal staff of professionals, several of whom hold doctorate degrees, with specialties in biochemistry, nutrition, dietetics, pharmacy, food science, natural products chemistry and naturopathy. The core strategy employed by the Company's research and product development team in developing new products is to identify emerging markets and to develop effective, science-based formulas and technologies for those markets. New product ideas are generated from a variety of sources, including independent and Company-sponsored scientific and market research, reports in scientific and medical periodicals and information and suggestions received from vendors and others.

         In order to determine the feasibility of developing, producing and selling a new product, the Company's research and product development group submits new product ideas to representatives of the Company's sales, marketing, purchasing, manufacturing and finance departments and to members of senior management. As part of this overall feasibility analysis, the

Company's quality control and regulatory departments also conduct a thorough investigation of the safety and efficacy of each proposed new product as well as an analysis of potential patent, trademark and other legal and regulatory issues. The Company's purchasing department then obtains the raw materials necessary to produce the new product. After quality testing, the Company begins production of an initial pilot sample to determine various product characteristics and ensure that the product will meet all applicable regulatory and internal quality standards. Based on these tests, final labels and product specifications, including any substantiated statements of nutritional support, such as structure and function claims for the new product, are developed. The Company has typically been able to complete the cycle from product concept to final production in a period ranging from several weeks to several months. During fiscal 1999, the Company introduced many new products such as Cellasene and several additions to its line of herbal Xtra(TM) products under its Sundown brand, Metab-O-Lite under its Richardson Labs brand and the Ultimate Performance line of sports nutrition products, the Body Synergy Weight Loss System and a line of herbal blend formulas under its Rexall Showcase brand.

          The Company is an active member and supporter of many scientific and educational industry organizations including the Council for Responsible Nutrition, the American Botanical Council, the American College of Nutrition, the American Herbal Products Association, the American Herbal Pharmacopoeia, the Herb Research Foundation, the National Nutritional Foods Association and the Arthritis Foundation. The Company is also a founding member of the Corporate Alliance for Integrative Medicine, a not-for-profit organization created to increase knowledge and awareness of the efficacy and safety of vitamins, herbs and other dietary supplements. The Company's research and product development group works closely with the National Research Council for Health, a non-profit corporation devoted to the advancement of human health, and its scientific advisory board in developing continuing education programs for health professionals. The Company, by itself and in conjunction with suppliers of raw materials, sponsors double-blinded, placebo-controlled human investigations conducted by leading scientific and educational institutions.

Manufacturing and Quality Control

         The Company currently has approximately 289,000 square feet of manufacturing, packaging and display assembly facilities. The Company began manufacturing vitamin tablets in 1994, expanded its manufacturing capacity for two-piece capsules in 1997 and, in January 1999, began manufacturing softgel capsules. The Company is in the process of upgrading its existing manufacturing facilities. The first phase of this upgrade provided state-of-the-art two-piece capsule manufacturing facilities designed to further increase production efficiency. The subsequent phases of this plan are targeted to be completed in the third quarter of fiscal year 2000 to upgrade the Company's tablet compression facilities and further increase efficiency. These internal capabilities enable the Company to better control the supply, cost and quality of goods produced. Currently, the Company manufactures approximately 60% of its products. The balance of the Company's products, which consist largely of powders and food bars, are obtained from independent manufacturers in accordance with the Company's standards and specifications. The Company will continue to weigh the costs and benefits of in-house manufacturing of specific products in order to maximize cost-effectiveness and customer service. The Company's manufacturing and distribution operations employ approximately 735 persons. The Company currently has approximately 255,000 square feet of distribution capacity, including facilities in Southern Florida and Sparks, Nevada.

         The Company is committed to providing the highest quality products. All of the Company's products are manufactured in accordance with the applicable Current Good Manufacturing Practices ("CGMPs") of the United States Food and Drug Administration ("FDA") applicable to food and other applicable regulatory and compendial manufacturing standards, such as the United States Pharmacopoeia ("USP"). All raw materials and finished products undergo numerous quality testing procedures, including sample, weight, purity, heavy metals and microbiological testing. The Company follows USP monographs for microbial test limits, and for analytical testing methods, official, compendial or in-house validated methods are employed. In-house validated methods developed by the Company's chemists are subject to rigorous validation prior to their adoption. In April 1999, the Company completed a two-phase expansion of its quality control laboratories which more than doubled the size of its laboratory facilities. As part of this laboratory expansion, several pieces of key equipment were put into service including a robotic workstation which allows for more efficient automated sample preparation to facilitate the analysis of high volume product production. This expansion provided the Company with the opportunity to further consolidate laboratory testing of its products. In addition to quantitative testing procedures that are used to analyze vitamins, minerals and standardized herbal supplements, the Company utilizes state of the art methodologies to characterize and verify whole herb raw materials. Such methodologies include microscopy, thin layer chromatography, fourier transform infrared spectroscopy, microscopic image analysis and high performance liquid chromatography. The Company also has its products tested on an ongoing basis by independent third party laboratories.

          Upon receipt by the Company of a raw material or a finished product at its manufacturing facilities, the item is placed in quarantine until tested and passed by the Company's quality control department. When the raw materials are released from quality control, they enter the production process where they are blended and made into tablets, two-piece capsules or softgel forms. The principal raw materials used in the manufacturing process are natural and synthetic vitamins and other dietary ingredients, which are purchased by the Company from domestic and international raw materials suppliers and are believed to be readily available from numerous sources. Although the Company believes that all of its sources of raw materials and products are reliable, the Company's results of operations could be adversely impacted if it is forced, on short notice, to find alternate sources of supply.

          Twice a year, Shuster Laboratories, Inc. ("Shuster"), an industry-recognized independent quality control expert, conducts extensive audits of the Company's facilities. These inspections are conducted to assess the level of compliance to CGMP regulations at the facilities, and also to assess the Company's compliance with Good Manufacturing Practices for Nutritional Supplements, USP 24th Edition. Shuster is nationally recognized as a premier quality control auditor, and performs similar quality control checks on other dietary supplement manufacturers in the United States. Each year since the inception of the audits in November 1995, Shuster has awarded the Company its highest rating issued to any Shuster-inspected dietary supplement firm, based on its review of the Company's manufacturing, laboratory testing and quality control procedures.

Government Regulation

          The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more Federal agencies, including the FDA, the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities, as well as of foreign countries, in which the Company's products are sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals, herbs, food, over-the-counter ("OTC") and prescription drugs and cosmetics. The regulations that are promulgated by the FDA relating to the manufacturing process are known as CGMPs, and are different for drug and food products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, OTC drugs, cosmetics and foods.

         DSHEA was enacted on October 25, 1994. DSHEA amended the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as drugs unless claims are made that a product may heal, mitigate, cure or prevent an illness, disease or malady.

         DSHEA provides for specific nutritional labeling requirements for dietary supplements and FDA's final regulations require that all dietary supplements be labeled in compliance with these regulations. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. On April 29, 1998, FDA issued a Proposed Rule, "Regulations on Statements Made For Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body." The Proposed Rule, if finalized, will establish criteria for determining when a statement is a claim to diagnose, cure, mitigate, treat or prevent disease thereby making the product an unapproved new drug. Final labeling regulations may require expanded or different labeling for the Company's vitamin and nutritional supplement products.

          In February 1997, the FDA issued a Proposed Rule entitled, "CGMP in Manufacturing, Packing, or Holding Dietary Supplements," which proposes CGMPs specific to dietary supplements and dietary supplement ingredients. This Proposed

Rule, if finalized, will require at least some of the quality control provisions contained in the CGMPs for drugs.

         The Company cannot determine what effect such regulations, when fully implemented, will have on its business in the future. Such regulations could, among other things, require the recall, reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties and manufacturing processes of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements could result in sanctions being imposed on the Company or the manufacturers of its products, including, warning letters, fines, product recalls and seizures.

          On November 18, 1998, the FTC issued its "Dietary Supplements: An Advertising Guide for Industry." Such guide provides an application of FTC law to dietary supplement advertising and includes examples of how principles of advertisement interpretation and substantiation apply in the context of dietary supplement advertising. The Guide provides additional explanation but does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims.

          The Company's products are also subject to regulation by foreign countries where they are sold. Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into a market or prevent or delay the introduction, or require the reformulation or relabeling, of certain of the Company's products.

          Rexall Showcase is subject to regulation under various international, Federal, state and local laws which include provisions regulating, among other things, the operation of direct sales programs. In addition, many countries currently have laws that would restrict or prohibit direct sales companies, such as Rexall Showcase, from conducting business therein.

          In addition, the Company cannot predict whether new domestic or foreign legislation regulating its activities will be enacted. Such new legislation could have a material adverse effect on the Company.

         The Company sells products that include an herb known as "ephedra" or "ma huang," which contains naturally-occurring non-synthetic ephedrine alkaloids. None of these products contain caffeine or additional central nervous system stimulants. Such products are generally marketed for diet and energy. Ephedra has been the subject of certain adverse publicity in the United States and other countries relating to alleged harmful or adverse effects. The FDA has proposed regulations relating to the sale of dietary supplements containing ephedra which, if promulgated in final form, would require the Company to substantially reformulate and relabel almost all of its ephedra products and would limit use, potency and require additional warnings. Comments from industry participants have been filed with the FDA challenging the scientific and legal basis for the proposed regulations. Additionally, the General Accounting Office ("GAO"), an investigating arm of Congress, reviewed the FDA's proposed restrictions and concluded that the FDA needed to provide better evidence to support the proposed restrictions on supplements containing ephedra. A number of state and local governments have proposed or passed legislation prohibiting, restricting or otherwise regulating the sale of ephedra products. The Company is not able to predict whether the FDA's proposed regulations will become final and there can be no assurance as to the effect that any resulting reformulation, relabeling or change in the marketing of the Company's products would have on the sales of such products.

Competition

          The market for the sale of vitamins and nutritional supplements is highly competitive. There are numerous companies in the vitamin and nutritional supplement industry selling products to retailers, including mass merchandisers, drug store chains, independent drug stores and health food stores. Many companies within the industry are privately held and the Company is unable to precisely assess the size of all of its competitors or where it ranks in comparison to such privately held competitors with respect to sales to retailers. No company is believed to control a significant share of the market.

         Although Rexall Showcase competes with other health and nutritional food companies, the Company believes its primary competition stems from other direct sales companies. The Company competes in the recruitment of independent sales people with other network marketing organizations some of whose product lines compete with the Company's products.

          Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with other vitamin and nutritional supplement companies because of its competitive pricing, marketing strategies, sales support and the quality, uniqueness and breadth of its product line.

Trademarks and Patents

          The Company owns trademarks and service marks including marks in design and word form registered with the United States Patent and Trademark Office and certain other countries for its Sundown(R), Thompson(R), Rexall(R), Richardson Labs(R), Rexall Showcase International(R), and other trademarks, and has rights to use other names material to its business. In addition, the Company has obtained trademarks for certain of its products, processes or slogans including Osteo-Bi-Flex(R), Perfect Iron(R), Gluco-Pro 900(R), Mature Choices(R), Multiple Choice(R), Chroma Slim(R), Chitosan-C(R), Plenamins(R), Bios(R), Bios Life 2(R), Showcase Nutritionals(R), Calmplex 2000(R), Metaba-trol(R), Cellular Essentials(R), Cardio Basics(R), Nature Force(R), PMS Balance(R), Memory Plus(R), In-Vigor-ol(R), Reliev-ol(R), Defend-ol(R), Intern-ol(R), Traum-ex(R), Clear Thoughts(R), Smokease(R), Meta-Essent-Ol(R), Nutri-Kids(R), Advanced Research Products(R) and Good Health to All from Rexall(R). The Company has trademark and service mark applications pending for products and slogans such as Xtra(TM), Twist `N Learn(TM), Vascular Complete(TM), Biotrol(TM), Proportion(TM), Rx for Life(TM), Ultimate Performance(TM), Where to Turn for Help(TM), Tomorrow's Nutrition Today(TM), Repair, Rebuild, Renew(TM) and others. Federally registered trademarks have perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement. Although the Company owns the Rexall(R) trademark, none of the operating Rexall Drug Stores are owned by the Company or have any obligation to purchase products from the Company. The Company owns certain patents in the United States and Canada, including several patents relating to Rexall Showcase's Bios Life 2 and Bios Life 2 Natural weight management products and a design patent for dual-sided labels in the vitamin industry. The Company also has certain patent applications pending in the United States and internationally. Additionally, certain of the Company's products are licensed under third party patents. The Company holds an exclusive license in the United States and certain foreign countries to use the patented Twist `N Learn label on its dietary supplements.

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

Employees

          As of November 24, 1999, the Company employed approximately 1,350 persons on a full-time basis. None of the Company's employees are represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES.

         As of November 24, 1999, the Company owned or leased the following facilities:

                                                                  Approximate     Leased or   Expiration Date
          Location                     Type of Facility           Square Feet       Owned         of Lease
          --------                     ----------------           -----------       -----         --------

Domestic
--------
Boca Raton, Florida            Administrative Offices                92,000         Owned            --
Boca Raton, Florida            Administrative Offices                58,000         Owned            --
Boca Raton, Florida            Manufacturing and                     82,000         Owned            --
                                 Production
Deerfield Beach, Florida       Warehouse and Packaging              157,000         Owned            --
Boca Raton, Florida            Warehouse and Distribution           100,000         Owned            --
Boca Raton, Florida            Warehouse and Distribution            90,000        Leased        March 2001
Sparks, Nevada                 Warehouse and Distribution            65,000        Leased      September 2002
Deerfield Beach, Florida       Warehouse and Display Assembly        50,000        Leased         July 2002

International
-------------
Hong Kong, China               Administrative Offices                7,700         Leased         July 2000
                                 and Distribution
Hong Kong, China               Warehouse                             3,500         Leased        August 2000
Seoul, South Korea (1)         Administrative Offices, and          11,000         Leased      September 2000
                                 Distribution
Kiheung, South Korea           Warehouse                             8,000         Leased        April 2000
Taipei, Taiwan                 Administrative Offices               12,000         Leased        August 2001
                                 and Distribution
Nan-Kan, Taiwan                Distribution                          3,600         Leased       October 2000
Tai-Chung, Taiwan              Meeting Venue                         5,400         Leased        April 2001
Kao Hsiung, Taiwan             Meeting Venue                         5,800         Leased         May 2000
Tokyo, Japan                   Administrative Offices               13,000         Leased        March 2000
Tokyo, Japan                   Retail Store and Offices              2,700         Leased         May 2002
Monterrey, Mexico              Administrative Offices,               9,400         Leased       February 2000
                                   Warehouse and Distribution


--------------------------------------------------------------------------------
(1) The Company also leases administrative offices in Taejon, Pucheon and Taegu, South Korea which have 2,600, 1,500, and 1,350 square feet, respectively, and whose leases expire in February, July and May 2000, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

         L-Tryptophan Litigation. Numerous unrelated manufacturers, distributors, suppliers, importers and retailers of manufactured L-tryptophan are or were defendants in an estimated 2,000 lawsuits brought in Federal and state courts seeking compensatory and punitive damages for alleged personal injury from ingestion of products containing manufactured L-tryptophan. The Company has been named in 27 lawsuits, of which 25 have been settled or discontinued through November 1999 and additional suits may be filed. Prior to a request from the FDA in November 1989 for a national, industry-wide recall, the Company halted sales and distribution of, and also ordered a recall of, L-tryptophan products. Subsequently, the FDA indicated that there is a strong epidemiological link between the ingestion of the allegedly contaminated L-tryptophan and a blood disorder known as eosinophilia myalgia syndrome ("EMS"). There has been no indication that EMS was caused by any formulation or manufacturing fault of the Company's supplier or any of the other companies that manufactured tablets or capsules containing L-tryptophan.

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

         It is the intention of the Company to hold SDA, and if necessary, SDK, responsible for any liabilities and expenses incurred in connection with this litigation, even if the Indemnification Agreement is terminated. SDA has posted a revolving irrevocable letter of credit of $20 million to be used for the benefit of the Company and other indemnified parties if SDA is unable or unwilling to satisfy any claims or judgments. Although the parties have agreed that the letter of credit will be replenished as needed, there can be no assurance that such replenishment will occur or that there will be sufficient funds available for the satisfaction of any and all claims or judgments. The Company has product liability insurance, as does its supplier of L-tryptophan products, which the Company believes provides coverage for all of its L-tryptophan products subject to these claims, including legal defense costs. Due to the multitude of defendants, the probability that some or all of the total liability will be assessed against other defendants and the fact that discovery in these actions is not complete, it is impossible to predict the outcome of these actions or to assess the ultimate financial exposure of the Company. The Company does not believe the outcome of these actions will have a material adverse effect on the Company and no provision has been made in the Consolidated Financial Statements for any loss that may be incurred by the Company as a result of these actions.

         Hines Litigation. In April 1992, an action was commenced in the United States District Court for the Southern District of Florida (CIV 92-6387) by Patrick J. Hines, on behalf of himself and others similarly situated against the Company, Rexall Showcase and certain of its officers. In August 1999, the parties entered into a joint stipulation of dismissal with prejudice and the court entered a final order of dismissal with prejudice, with no amounts payable by the Company.

         Securities Class Action Litigation. In fiscal 1999, several class action complaints alleging violations of the Federal securities laws were filed against the Company and certain of its officers and directors. These suits purport to be on behalf of all persons who purchased the Company's common stock between March 19, 1998 and November 5, 1998. The suits have been consolidated into one action styled In re: Rexall Sundown, Inc. Securities Litigation, Case No. 98-8798-CIV-Dimitrouleas in the United State District Court for the Southern District of Florida. The Company and the named officers and directors believe that the allegations contained in this action are without merit. Although the Company and the named officers and directors will vigorously defend against this action, there can be no assurance that they will ultimately prevail in their defense. The Company and the named officers and directors have filed a Motion to Dismiss all claims which remain pending. All discovery has been stayed pending resolution of the Motion to Dismiss by the Court.

         Other Litigation. The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to the vote of security holders during the fourth quarter of fiscal 1999.

Executive Officers of the Registrant
------------------------------------

         The following table sets forth certain information concerning the executive officers of the Company:

Name                                        Age                        Position
----                                        ---                        --------
Carl DeSantis....................           60        Chairman of the Board
Christian Nast...................           68        Vice Chairman
Damon DeSantis...................           35        President, Chief Executive Officer and Director;
                                                      Chief Executive Officer of Rexall Showcase
Nickolas Palin...................           52        Senior Executive Vice President and Director
Geary Cotton.....................           48        Vice President, Chief Financial Officer and Treasurer
Richard Werber...................           47        Vice President, General Counsel and Secretary
Gerald Holly.....................           57        Executive Vice President-Operations

         Carl DeSantis founded the Company in 1976 and has been the Chairman of the Board of the Company since its inception. He served as Chief Executive Officer from the Company's inception to February 1997 and President from 1976 to April 1995. Mr. DeSantis has had over 18 years of experience with retail drug store companies, including Super-X Drug Stores and Walgreen Drug Stores. He is the father of Damon DeSantis, the President, Chief Executive Officer and a Director of the Company, and Dean DeSantis, a Director of the Company.

         Christian Nast has been Vice Chairman of the Company since February 1999 and a Director of the Company since October 1993. Mr. Nast served as Chief Executive Officer of the Company from February 1997 to February 1999, President of the Company from April 1995 to February 1998 and Chief Operating Officer of the Company from April 1995 to February 1997. From December 1989 to April 1995, Mr. Nast was employed by Colgate Palmolive Company as its Executive Vice President--North America. Mr. Nast has over 40 years of experience in the consumer products industry with companies such as Bristol-Myers Squibb Company, Chesebrough-Ponds, Inc. and the Procter & Gamble Company.

         Damon DeSantis has been Chief Executive Officer of the Company since February 1999, President of the Company and Chief Executive Officer of Rexall Showcase, the Company's network marketing subsidiary, since February 1998 and a Director of the Company since July 1988. He served as President of Rexall Showcase from January 1993 to February 1998 and as Executive Vice President of the Company from July 1988 to February 1998. He was a Vice President of the Company from when he joined the Company in September 1983 until July 1988. He is the son of Carl DeSantis and the brother of Dean DeSantis, a Director of the Company.

         Nickolas Palin has been Senior Executive Vice President of the Company since July 1998 and a Director of the Company since December 1995. Mr. Palin served as President of the Company's Sundown Vitamins division from September 1997 to January 1999, Senior Vice President-Sales and Marketing of the Company from August 1989 to September 1997 and joined the Company in 1984.

         Geary Cotton has been Vice President and Chief Financial Officer of the Company since August 1989, Treasurer of the Company since March 1993 and joined the Company in 1986. Mr. Cotton is a Certified Public Accountant.

         Richard Werber has been Vice President and General Counsel of the Company since joining the Company in August 1991 and Secretary of the Company since March 1993. Prior to that, Mr. Werber was a partner in the law firm of Holland & Knight.

         Gerald Holly has been Executive Vice President-Operations of the Company since joining the Company in November 1997. For the prior 25 years, Mr. Holly served in various capacities for Pharmavite Corp., a subsidiary of Otsuka Pharmaceutical Company, Ltd. of Japan, including Executive Vice
President-Operations since 1992.

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

                                                                                        Common Stock
                                                                                        ------------
                                                                                  High                  Low
                                                                                  ----                  ---
Fiscal Year Ended August 31, 1998:
  First Quarter.................................................                 $23.75                $17.13
  Second Quarter................................................                  38.63                 23.50
  Third Quarter.................................................                  38.69                 30.03
  Fourth Quarter................................................                  38.38                 18.25

Fiscal Year Ended August 31, 1999:
  First Quarter.................................................                 $24.25                $12.94
  Second Quarter................................................                  16.50                 11.06
  Third Quarter.................................................                  22.69                 14.00
  Fourth Quarter................................................                  16.69                 11.63


         The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time, as well as such other factors as the Company's Board of Directors may deem relevant. The approximate number of beneficial owners and record holders of the Common Stock as of November 17, 1999 was 39,000 and 1,400, respectively.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

    The selected consolidated financial data presented below is derived from the Consolidated Financial Statements of the Company. The Consolidated Financial Statements as of and for the years ended August 31, 1999, 1998, 1997, 1996 and 1995 have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes and other consolidated financial information included in this Annual Report.

                                                                                       Fiscal Year Ended August 31,
                                                                          -----------------------------------------------------
                                                                           1999       1998       1997        1996       1995
                                                                           ----       ----       ----        ----       ----
                                                                                 (In thousands, except per share data)
Operating data:
Net sales                                                                 $595,664   $530,741   $290,623   $216,018   $ 168,537
Cost of sales                                                              258,777    223,231    113,675     85,350      79,249
                                                                          --------   --------   --------   --------   ---------
    Gross profit                                                           336,887    307,510    176,948    130,668      89,288
Selling, general and administrative expenses                               243,550    201,655    122,941     95,072      69,556
                                                                          --------   --------   --------   --------   ---------
    Operating income                                                        93,337    105,855     54,007     35,596      19,732
Other income (expense), net                                                  2,438      4,399      4,055      1,095        (511)
                                                                          --------   --------   --------   --------   ---------
Income before income tax provision                                          95,775    110,254     58,062     36,691      19,221
                                                                          --------   --------   --------   --------   ---------
Income from continuing operations (pro forma) (1)                           60,062     69,234     37,176     23,053      12,348
Loss from discontinued operations (2)                                         --         --         --         --        (7,976)
                                                                          ========   ========   ========   ========   =========
    Net income (pro forma) (1)                                            $ 60,062   $ 69,234   $ 37,176   $ 23,053   $   4,372
                                                                          ========   ========   ========   ========   =========

Diluted income (loss) per common share (pro forma) (1)

  Continuing operations                                                   $   0.88   $   0.94   $   0.53   $   0.36   $    0.20
  Discontinued operations                                                     --         --         --         --         (0.13)
                                                                          --------   --------   --------   --------   ---------
           Net income per share                                           $   0.88   $   0.94   $   0.53   $   0.36   $    0.07
                                                                          ========   ========   ========   ========   =========

Diluted weighted average shares outstanding                                 68,564     73,773     70,792     64,337      61,879
                                                                          ========   ========   ========   ========   =========

                                                                                                  August 31,
                                                                          -----------------------------------------------------
                                                                           1999       1998       1997        1996       1995
                                                                           ----       ----       ----        ----       ----
Balance sheet data:
Working capital                                                           $148,125   $220,643   $150,159   $ 56,623   $  29,056
Total assets                                                               295,351    339,358    236,294    111,304      70,261
Long term debt                                                                --         --        3,476      1,962         779
Shareholders' equity                                                       230,968    290,061    196,702     89,850      54,866


---------------
(1) Pro forma net income from continuing operations reflects a pro forma tax provision for Richardson Labs, Inc. ("Richardson") for periods prior to the January 1998 combination with Richardson, as Richardson was an S corporation and not subject to corporate income taxes.

(2)  Net of tax benefit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in this Annual Report.

         The Company develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products. The Company distributes its products through three channels of distribution: sales to retailers; direct sales through independent distributors; and mail order. The sales to retailers segment markets and sells vitamins and nutritional supplements using a multi-brand strategy to access different retail channels including mass merchandisers, drug stores, supermarkets, club stores, dollar stores and health food stores. Rexall Showcase International, Inc. ("Rexall Showcase"), the Company's network marketing subsidiary, through its independent distributors, markets and sells unique health and wellness products, which include weight management products, homeopathic medicines, personal care products, dietary and sports nutrition supplements and water filtration systems. The Company's mail order division markets and sells vitamins and nutritional supplements directly to consumers through catalogs and direct mailings.

         The Company sells products to customers throughout the world. The sales to retailers and mail order divisions of the Company operate predominantly within the United States, while Rexall Showcase has operations in the United States, Japan, Hong Kong, Taiwan, South Korea and Mexico. Rexall Showcase intends to continue expanding operations to other selected countries in the future. Net sales and operating income could be adversely affected by fluctuations in foreign currencies and the weakening of foreign economies.

         Revenue from the sale of the Company's products is recognized at the time products are shipped. Net sales are net of all estimated discounts, allowances, returns and credits. Initial costs associated with acquiring sales agreements with certain retail customers are amortized over the expected term of the relevant agreement and the amortization of such costs is recorded as a reduction in net sales.

         Cost of goods sold includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. The majority of the Company's products are in tablet, softgel or two-piece capsule forms. In 1994, the Company initiated manufacturing vitamins in tablet form and during fiscal 1999, the Company commenced manufacturing softgels at its manufacturing facility. Currently, the Company manufactures approximately 60% of its products. The balance of the Company's products, which consist largely of powders and food bars are obtained from independent manufacturers in accordance with the Company's standards and specifications.

         Gross margins are impacted by changes in the relative sales mix among the Company's channels of distribution. In particular, gross margins are positively impacted if sales of the Company's direct sales subsidiary, Rexall Showcase, increase as a percentage of net sales because such products command a higher gross margin. In a related manner, selling, general and administrative expenses as a percentage of net sales are typically higher if sales of Rexall Showcase increase as a percentage of net sales because of the commissions paid to Rexall Showcase's independent distributors. Conversely, if Rexall Showcase's sales as a percentage of net sales decrease, gross margins will be negatively impacted and selling, general and administrative expenses will decrease as a percentage of net sales. Historically, operating margins from sales to retailers and mail order have been higher than operating margins from the Rexall Showcase division. For the upcoming fiscal year, the Company expects that Rexall Showcase's net sales as a percentage of total net sales will be less than that achieved in fiscal 1999.

         On September 29, 1998, the Company's Board of Directors authorized a share repurchase program to buy back up to $100.0 million of its Common Stock. As of February 28, 1999, the Company had completed such repurchase program by repurchasing and retiring 6,865,700 shares of Common Stock. On March 16, 1999, the Company's Board of Directors authorized a new share repurchase program to buy back up to an additional $100.0 million of its Common Stock. As with the initial share repurchase program, the new share repurchase program has no expiration date and allows the Company to buy shares of its Common Stock from time to time in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of August 31, 1999, the Company had repurchased and retired 1,353,500 shares for an aggregate purchase price of $24.8 million pursuant to the new program. For the fiscal year ended August 31, 1999, the Company repurchased a total of 8,219,200 shares at an average price per share of $15.18.

         On January 29, 1998, the Company exchanged 2,884,616 shares of the Company's Common Stock for all of the common stock of Richardson Labs, Inc. ("Richardson"). Richardson develops, markets and sells diet and weight management nutritional supplements. The transaction was accounted for as a pooling of interests, and, accordingly, the Company's historical financial statements have been restated to include the financial position and results of operations of Richardson for all prior periods presented. Prior to the transaction, Richardson was an S corporation for Federal income tax purposes and, accordingly, did not pay United States Federal income taxes. However, for periods prior to January 1998, pro forma net income on the Company's Consolidated Statements of Operations reflects a pro forma tax provision for Richardson, as if it had been subject to corporate income taxes. In connection with the transaction, approximately $2.5 million of transaction costs and expenses were incurred during fiscal 1998.

Results of Continuing Operations

          The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                         Fiscal Year Ended August 31,
                                                                         ----------------------------
                                                                        1999        1998          1997
                                                                        ----        ----          ----
Net sales...................................................             100.0%      100.0%       100.0%
Cost of sales...............................................              43.4        42.1         39.1
                                                                        ------      ------       ------
    Gross profit............................................              56.6        57.9         60.9
Selling, general and administrative expenses................              40.9        38.0         42.3
                                                                        ------      ------       ------
    Operating income........................................              15.7        19.9         18.6
Other income, net...........................................                .4          .8          1.4
                                                                        ------      ------       ------
Income before income tax provision..........................              16.1        20.7         20.0
Pro forma net income........................................              10.1%       13.0%        12.8%


Fiscal Year Ended August 31, 1999 Compared To Fiscal Year Ended August 31, 1998

         Net sales for the fiscal year ended August 31, 1999 were $595.7 million, an increase of $64.9 million or 12.2% over fiscal 1998. Of the $64.9 million increase, sales to retailers accounted for $53.6 million, an increase of 15.1% over fiscal 1998. The increase in sales to retailers was primarily attributable to the launch of Cellasene(TM), a dietary supplement formulated for women to help reduce cellulite, which the Company introduced in the United States pursuant to an exclusive distributorship agreement at the end of the second fiscal quarter of 1999. Also contributing to the increase in sales was an increase in net sales of the Company's Osteo-Bi-Flex(R) brand of nutritional supplements containing the two dietary ingredients, glucosamine and chondroitin, which help promote cartilage regeneration and healthy joints. Additionally, sales to retailers was positively impacted in fiscal 1999 by expanded distribution to the Company's existing customer base as well as to new customers. These increases were partially offset by a decline in net sales of herbal supplements from fiscal 1998 when these supplements received significantly more media attention. Net sales of Rexall Showcase increased $13.4 million, or 8.4% as compared to net sales in fiscal 1998. The increase in net sales was primarily due to the commencement of operations in Japan in May 1999 and the commencement of operations in Taiwan in November 1998 which were partially offset by a slowdown in net sales in the United States. The Rexall Showcase management team and top distributors devoted significant time and resources toward the commencement of these new foreign operations which the Company believes detracted from the growth of the United States business. The increase in net sales was primarily associated with increased unit sales, as pricing remained essentially unchanged. Net sales of the Company's mail order division decreased $2.1 million, or 12.7% as compared to fiscal 1998.

         Gross profit for fiscal 1999 was $336.9 million, an increase of $29.4 million, or 9.6% as compared to fiscal 1998. As a percentage of net sales, gross margins decreased 1.3 percentage points, from 57.9% in fiscal 1998 to 56.6% in fiscal 1999. The decrease in gross profit was primarily due to increased infrastructure costs associated with the expansion of the Company's manufacturing and packaging capacity, increased labeling costs associated with conforming to the Dietary Supplement Health and Education Act ("DSHEA") labeling requirements and product mix, as the Company had a higher percentage of sales to retailers in fiscal 1999 versus fiscal 1998. Partially offsetting these increased costs were lower product royalty expenses in fiscal 1999 as compared to fiscal 1998.

         Selling, general and administrative ("SG&A") expenses for fiscal 1999 were $243.6 million compared to $201.7 million for fiscal 1998, representing a $41.9 million or a 20.8% increase compared to the prior year. Excluding approximately $2.5 million of pooling expenses incurred in the second quarter of fiscal 1998 related to the business combination with Richardson, for which there were no corresponding expenses in the same period this year, SG&A expenses increased approximately $44.4 million. As a percentage of net sales, SG&A increased to 40.9% in fiscal 1999 as compared to 38.0% in fiscal 1998. Approximately $18.1 million of the increase in SG&A expenses was the result of increased consumer advertising expense as the Company spent approximately $32.3 million in fiscal 1999 as compared to $14.1 million in fiscal 1998. This increased level of consumer advertising was undertaken in order to support our nationally branded products such as Osteo-Bi-Flex and Cellasene as well as to establish and maintain the Company's long-term brand building strategy. Also impacting SG&A expenses during fiscal 1999 were increased fixed costs of approximately $7.5 million associated with commencing and operating Rexall Showcase's operations in Japan and Taiwan, in addition to a $4.7 million increase, year over year, in sales commissions paid to Rexall Showcase's independent distributors resulting from higher sales volumes. The remaining increase in SG&A expenses was primarily due to increased fixed costs incurred by the Company in strengthening its infrastructure. These additional SG&A costs, however, were partially offset by the reduction in bonus expense as the Company had approximately $3.0 million less in bonus expense for fiscal 1999 as compared to fiscal 1998.

         Other income, net, decreased $2.0 million or 44.6% from $4.4 million in fiscal 1998 to $2.4 million in fiscal 1999. Other income, net, is predominantly comprised of interest income ($2.5 million in fiscal 1999 and $4.8 million in fiscal 1998) which is derived from investments of the Company's available cash balances. The Company's cash balances were reduced during fiscal 1999 as compared to fiscal 1998 due to the repurchase of 8,219,200 shares of the Company's Common Stock for a total cost of approximately $124.8 million.

         Income before income tax provision was $95.8 million for fiscal 1999, a decrease of $14.5 million or 13.1% as compared to fiscal 1998. As a percentage of net sales, income before income tax provision decreased from 20.7% for fiscal 1998 to 16.1% for fiscal 1999. This decrease was primarily due to the reasons discussed above. The Company's fiscal 1999 tax rate was 37.3%, which was consistent with the pro forma tax rate of 37.2% for fiscal 1998. Pro forma net income was $60.1 million in fiscal 1999, a decrease of $9.2 million or 13.2% from fiscal 1998.

Fiscal Year Ended August 31, 1998 Compared To Fiscal Year Ended August 31, 1997

         For the fiscal year ended August 31, 1998, net sales were $530.7 million, an increase of $240.1 million or 82.6% over fiscal 1997. Of this increase, net sales to retailers increased 110.8% as compared to fiscal 1997 and accounted for $186.9 million of the overall increase. The increase in net sales to retailers was primarily attributable to increased sales and distribution to the Company's existing customer base, new account distribution as well as new product introductions. Leading the sales growth in product introductions was the Company's Osteo-Bi-Flex brand. Net sales of the Company's direct sales subsidiary, Rexall Showcase, increased by $53.7 million, an increase of 51.0% over fiscal 1997. The increase in direct sales was primarily due to the expansion of Rexall Showcase's independent distributor base, which increased approximately 30% since fiscal year end 1997 and the successful introduction of new products. Also contributing to the sales increase was the October 1997 commencement of Rexall Showcase's operations in Hong Kong. The net increase in sales to retailers and direct sales through Rexall Showcase was primarily due to an increase in unit volume, as pricing remained essentially unchanged. Net sales of the Company's mail order division, SDV, remained relatively unchanged as compared to fiscal 1997.

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

         SG&A expenses for fiscal 1998 were $201.7 million, an increase of $78.8 million or 64.0% over fiscal 1997. Of the $78.8 million increase, $26.7 million related to the increase in sales commissions paid to Rexall Showcase's independent distributors. Additionally, expenses related to national advertising accounted for $11.1 million of the increase. This increase in advertising expense was consistent with management initiatives to further promote the Company's products. Also included in SG&A expenses for fiscal 1998 were approximately $2.5 million in pooling of interest expenses related to the Richardson transaction for which there was no corresponding expense in fiscal 1997. As a percentage of net sales, SG&A expenses decreased from 42.3% for fiscal 1997 to 38.0% for fiscal 1998. This percentage decrease was primarily the result of increased net sales and the relatively fixed nature of such administrative expenses, except for the commission expense of Rexall Showcase, which is variable and comprises the majority of Rexall Showcase's SG&A expenses.

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

Discontinued Operations

       On August 31, 1995, the Company's Board of Directors approved a plan to divest Pennex Laboratories, Inc. (now known as RSL Holdings, Inc.) ("Pennex"), a manufacturer of over-the-counter pharmaceuticals. On November 17, 1995, Pennex ceased operations and on February 1, 1996, substantially all of the remaining assets of Pennex were sold for $6.5 million. The Company received a $0.5 million deposit and a collateralized note for the balance. On December 21, 1998, the purchaser of the assets of Pennex was in default of its secured obligations to the Company. Accordingly, the Company took back possession of the property and is in the process of selling the remaining assets of Pennex. The Company believes that the current fair market value of the net assets of Pennex approximates the net book value of such assets at August 31, 1999, although no assurances can be given that the Company will be able to sell such assets at such value.

Quarterly Results of Operations; Seasonality

          The following table sets forth certain quarterly financial data for fiscal 1999 and 1998. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normally recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results of any future period.

                                           Fiscal 1999                                    Fiscal 1998
                          ---------------------------------------------  --------------------------------------------
                          First      Second      Third       Fourth      First        Second      Third       Fourth
                          Quarter    Quarter     Quarter     Quarter     Quarter      Quarter     Quarter     Quarter
                                                 (Dollars in thousands except per share amounts)
Net sales                $123,550    $141,895    $171,211    $159,008    $110,720    $115,489    $150,979    $153,553
Operating income           17,446      25,025      29,241      21,625      21,896      22,391      29,862      31,706
Pro forma net              11,754      16,212      18,494      13,602      14,543      14,688      19,380      20,623
  income (1)
Pro forma                $    .16    $    .23    $    .28    $    .21    $    .20    $    .20    $    .26    $    .28
  diluted earnings per
  share (1)

--------------------------------------
(1) Pro forma net income reflects a pro forma tax provision for Richardson for periods prior to the January 1998 combination with Richardson, as Richardson was an S corporation and not subject to corporate income taxes.

         Based on historical trends, the Company believes that its business is not subject to significant seasonality, with the exception of Rexall Showcase which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

Liquidity And Capital Resources

         The Company had working capital of $148.1 million as of August 31, 1999 as compared to $220.6 million as of August 31, 1998. This decrease was principally due to the purchases of Common Stock under the Company's stock repurchase programs. As of August 31, 1999, the Company had repurchased and retired 8,219,200 shares of Common Stock at a cost of approximately $124.8 million pursuant to these programs, which is reflected as an adjustment to shareholders' equity. With respect to other components of working capital, inventory at August 31, 1999 increased $37.1 million, while accounts receivable, net, increased $10.5 million from August 31, 1998. The increase in inventory was primarily due to approximately $20.0 million of Cellasene inventory as fourth quarter sales levels for this product were lower than originally anticipated, as well as the Company's higher overall inventory necessary to satisfy the Company's retail customers and inventory necessary to support the commencement of operations of Rexall Showcase Japan. The increase in accounts receivable, net, on a percentage basis, is relatively consistent with the increase in net sales to retailers for fiscal 1999. Also impacting working capital was $15.0 million of short-term debt utilized to fund a portion of the repurchase of the Company's Common Stock and increased working capital requirements.

         Net cash provided by operating activities for fiscal 1999 was $16.7 million compared to $36.7 million for fiscal 1998. The decrease in cash provided by operating activities was primarily due to a decrease in net income as well as an increase in cash used by working capital. Net cash provided by investing activities was $5.1 million for fiscal 1999 as compared to net cash used of $38.6 million for fiscal 1998. During fiscal 1999, net proceeds from the sale of marketable securities provided $32.0 million of cash necessary to fund the Company's initial share repurchase program. Offsetting these proceeds, the Company made property, plant and equipment capital expenditures of $22.9 million during fiscal 1999, primarily related to investments in the Company's new softgel operations, computer systems to support the global operations of Rexall Showcase, the expansion of laboratory facilities and facility enhancements. Net cash used by financing activities was $107.0 million for fiscal 1999 as compared to net cash provided of $6.9 million for fiscal 1998. $124.8 million was used in fiscal 1999 for the Company's share repurchase programs, partially offset by $15.0 million provided by net borrowings on a line of credit discussed above and $2.8 million provided by the exercise of options to purchase the Company's Common Stock.

         The Company believes that its existing cash balances, internally generated funds from operations and its available bank line of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the purchase and maintenance of inventory, the financing of the Company's accounts receivable, and anticipated capital expenditures for the next fiscal year, as well as any future repurchase of shares of Common Stock under the Company's share repurchase program.

Inflation

         Inflation has not had a significant impact on the Company in the past three years nor is it expected to have a significant impact in the foreseeable future.

Potential Year 2000 Issues

         The Year 2000 issue generally refers to the inability of computer hardware and software to properly recognize a year that begins with "20" instead of "19." This issue arose as a result of computer systems and programs being designed to accept a calendar year reference as two-digits as opposed to four-digits. If the Year 2000 issue is not corrected, computer applications may stop processing date-related computations or process them incorrectly. The Company has recognized the importance of the Year 2000 issue and has designated it as a priority, allocating appropriate resources in order to minimize the impact of Year 2000 date-related problems on its business. The Company has assembled an internal task force to review and evaluate the Year 2000 issue as it relates to its internal computer-based and non-computer-based systems as well as third party computer systems including those of its vendors and customers. The scope of the Company's Year 2000 analysis encompasses the Company's traditional enterprise-wide software, its mid-range and personal computing systems, and its embedded microprocessor systems.

          For the Company's internal computer and non-computer-based systems, the task force has identified the scope of any Year 2000 problems, prepared test scripts in order to determine whether these systems are Year 2000 compliant and implemented the test scripts by conducting appropriate testing in order to confirm actual compliance. The Company has completed testing its internal computer-based systems. The task force has also identified and completed testing the applicable internal non-computer systems which potentially may be affected by Year 2000. As a result of these tests, the Company believes that both its computer and non-computer-based systems are Year 2000 compliant.

          In order to determine the state of readiness of third parties, including the Company's significant vendors and customers, to handle Year 2000 issues and whether it will impact the Company's business, the Company has sent letters of inquiry to substantially all of the third parties with whom it does business. There appear to be no major issues based on the vendor responses. The Company has established contingency plans to help minimize the risk of a service disruption to its customers. There can be no assurance that the systems of other companies on which the Company's systems rely or interface will be timely converted, which failure by a key vendor or customer could prevent the Company's products from being distributed in a timely manner.

          The Company has incurred internal staff costs as well as consulting, travel and other expenses related to Year 2000 issues. The Company does not separately track internal costs incurred for the Year 2000 project, the majority of which are payroll-related for the Company's information technology professionals. If any of the Company's internal systems or equipment are found to be non-compliant with Year 2000, they will need to be upgraded or replaced. To date, none of these costs have been material. The recent growth of the Company which prompted it to install new enterprise-wide computer systems in October 1997 which are utilized for the Company's manufacturing, distribution, finance and sales functions for all of its distribution channels are warranted to be Year 2000 compliant by their manufacturers and have been tested by the Company to confirm their compliance. To date, the total costs involved in becoming Year 2000 compliant have not been material to the Company's financial position, results of operations or cash flows and the Company does not expect to incur significant costs in the future.

Recent Financial Accounting Standards Board Statements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Furthermore, the accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative. In June 1999, FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 for the Company until September 1, 2000. The Company believes that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements and supplementary data for the Company are on the following pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
Report of Independent Certified Public Accountants......................................         F-2

  Consolidated Balance Sheets...........................................................         F-3

  Consolidated Statements of Operations.................................................         F-4

  Consolidated Statements of Shareholders' Equity and Comprehensive Income..............         F-5

  Consolidated Statements of Cash Flows.................................................         F-6

  Notes to Consolidated Financial Statements............................................         F-7


               Report of Independent Certified Public Accountants

To the Board of Directors and
Shareholders of Rexall Sundown, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rexall Sundown, Inc. and its subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 25 presents fairly, in all material respects, the information set forth therein when read in conjuntion with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Fort Lauderdale, Florida

September 29, 1999

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                                                      August 31,
                                                                                               -------------------------
                                                                                               1999               1998
                                                                                             --------            -------
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................................................  $  2,124          $  87,349
  Marketable securities ...................................................................      --               32,045
  Trade accounts receivable, net of allowance for doubtful accounts
       of $535 and $535, respectively .....................................................    71,332             60,805
  Inventory ...............................................................................   114,861             77,727
  Prepaid expenses and other current assets ...............................................    19,393              7,554
  Net current assets of discontinued operations ...........................................     4,076              4,076
                                                                                             --------          ---------

                  Total current assets ....................................................   211,786            269,556

Property, plant and equipment, net ........................................................    69,274             56,697
Other assets ..............................................................................    14,291             13,105
                                                                                             --------          ---------

                  Total assets ............................................................  $295,351          $ 339,358
                                                                                             ========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................................  $ 24,381          $  21,653
  Accrued expenses and other current liabilities ..........................................    24,280             27,260
  Short-term debt .........................................................................    15,000               --
                                                                                             --------          ---------

                  Total current liabilities ...............................................    63,661             48,913
Other liabilities .........................................................................       722                384
                                                                                             --------          ---------

                  Total liabilities .......................................................    64,383             49,297
                                                                                             --------          ---------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
    shares, no shares outstanding .........................................................      --                 --
  Common stock, $.01 par value; authorized 200,000,000 shares,
    shares issued and outstanding:  64,450,445 and 72,139,459, respectively ...............       644                721
  Capital in excess of par value ..........................................................   137,702            149,405
  Retained earnings .......................................................................    92,537            140,185
  Accumulated other comprehensive income ..................................................        85               (250)
                                                                                             --------          ---------

                  Total shareholders' equity ..............................................   230,968            290,061
                                                                                             --------          ---------

                  Total liabilities and shareholders' equity ..............................  $295,351          $ 339,358
                                                                                             ========          =========


                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands, except share and per share data)

                                                                                         Years Ended August 31,
                                                                                         ----------------------
                                                                             1999                  1998                   1997
                                                                          ----------            ----------             ----------
Net sales .....................................................          $    595,664           $    530,741           $    290,623
Cost of sales .................................................               258,777                223,231                113,675
                                                                         ------------           ------------           ------------
         Gross profit .........................................               336,887                307,510                176,948
Selling, general and administrative expenses ..................               243,550                201,655                122,941
                                                                         ------------           ------------           ------------
         Operating income .....................................                93,337                105,855                 54,007
Other income (expense):
  Interest income .............................................                 2,534                  4,763                  4,337
  Interest expense ............................................                  (327)                  (218)                  (322)
  Other income (expense) ......................................                   231                   (146)                    40
                                                                         ------------           ------------           ------------
Income before income tax provision ............................                95,775                110,254                 58,062
Income tax provision ..........................................                35,713                 40,078                 19,592
                                                                         ------------           ------------           ------------
Net income ....................................................          $     60,062           $     70,176           $     38,470
                                                                         ============           ============           ============

Pro forma net income ..........................................          $     60,062           $     69,234           $     37,176
                                                                         ============           ============           ============

Net income per common share:

    Basic .....................................................          $        .89           $        .99           $        .56
                                                                         ============           ============           ============
    Diluted ...................................................          $        .88           $        .95           $        .54
                                                                         ============           ============           ============


Pro forma net income per common share:

    Basic .....................................................          $        .89           $        .97           $        .54
                                                                         ============           ============           ============
    Diluted ...................................................          $        .88           $        .94           $        .53
                                                                         ============           ============           ============



Weighted average common shares outstanding

    Basic .....................................................            67,212,007             71,195,723             68,571,526
                                                                         ============           ============           ============
    Diluted ...................................................            68,563,625             73,773,303             70,792,330
                                                                         ============           ============           ============

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                    (Amounts in thousands, except share data)



                                                                                                        Accumulated
                                                                           Capital in                      Other
                                                    Number of     Common    Excess of      Retained    Comprehensive   Comprehensive
                                                      Shares       Stock    Par Value      Earnings    Income/(Loss)   Income (Loss)
                                                      ------       -----    ---------      --------    -------------   ------------
Balance at August 31, 1996 ......................   33,544,744     $ 336    $  54,163      $  35,473        $(121)             --
   Net income ...................................         --        --           --           38,470         --            $ 38,740
   Common stock offering ........................    2,400,000        24       62,263           --           --                --
   Exercise of stock options ....................      569,881         6        3,210           --           --                --
   Tax benefit from exercise of options .........         --        --          4,188           --           --                --
   Stock options issued to Rexall
      Showcase distributors .....................         --        --            514           --           --                --
   Two-for-one common stock split ...............   33,630,009       336         (336)          --           --                --
   S corporation distribution to members of
      Richardson Labs, Inc. .....................         --        --           --           (1,455)        --                --
   Cumulative translation adjustment ............         --        --           --             --           (369)             (369)
                                                   -----------     -----    ---------      ---------        -----          --------

Balance at August 31, 1997 ......................   70,144,634       702      124,002         72,488         (490)         $ 38,371
                                                                                                                           ========

   Net income ...................................         --        --           --           70,176         --              70,176
   Exercise of stock options ....................    1,994,825        19       10,341           --           --                --
   Tax benefit from exercise of options .........         --        --         13,587           --           --                --
   Stock options issued to Rexall
     Showcase distributors ......................         --        --          1,475           --           --                --
   Adjustment to conform fiscal year of
     pooled entity ..............................         --        --           --           (2,479)        --                --
   Cumulative translation adjustment ............         --        --           --             --            240               240
                                                   -----------     -----    ---------      ---------        -----          --------

Balance at August 31, 1998 ......................   72,139,459       721      149,405        140,185         (250)         $ 70,416
                                                                                                                           ========

   Net income ...................................         --        --           --           60,062         --              60,062
   Exercise of stock options ....................      544,024         5        2,931           --           --                --
   Tax benefit from exercise of options .........         --        --            941           --           --                --
   Stock options issued to Rexall
     Showcase distributors ......................         --        --          1,594           --           --                --
   Repurchase and retirement of common stock ....   (8,233,038)      (82)     (17,169)      (107,710)        --                --
   Cumulative translation adjustment ............         --        --           --             --            335               335
                                                   -----------     -----    ---------      ---------        -----          --------

Balance at August 31, 1999 ......................   64,450,445     $ 644    $ 137,702      $  92,537        $  85          $ 60,397
                                                   ===========     =====    =========      =========        =====          ========


                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                     Years Ended August 31,
                                                                                        --------------------------------------------
                                                                                           1999             1998             1997
                                                                                         -------          --------          -------
Cash flows provided by (used in) operating activities:
  Net income ...................................................................        $  60,062         $ 70,176         $ 38,470
  Adjustments to reconcile net income to net cash
     provided by operating activities:

     Depreciation ..............................................................           10,357            6,511            3,835
     Amortization ..............................................................            3,036            2,098            1,523
     (Gain) loss on sale of property and equipment .............................              (29)             133                6
     Deferred income taxes .....................................................           (2,804)             (80)            (429)
     Stock options issued to Rexall Showcase distributors ......................            1,594            1,475              514
     Adjustment to conform fiscal year of pooled entity ........................             --             (2,479)            --
     Changes in assets and liabilities:

       Trade accounts receivable ...............................................          (10,527)         (32,311)         (12,623)
       Inventory ...............................................................          (36,868)         (35,331)         (10,874)
       Prepaid expenses and other current assets ...............................           (7,982)            (511)          (3,093)
       Other assets ............................................................             (767)             135             (607)
       Accounts payable ........................................................            2,688            7,144            7,422
       Accrued expenses and other current liabilities ..........................           (1,757)          19,671           14,727
       Other liabilities .......................................................             (338)              31              196
       Discontinued operations - non cash charges
         and changes in assets and liabilities .................................             --               --               (221)
                                                                                        ---------         --------         --------

         Net cash provided by operating activities .............................           16,665           36,662           38,846
                                                                                        ---------         --------         --------

Cash flows provided by (used in) investing activities:

    Purchase of marketable securities ..........................................          (13,428)         (59,532)         (37,828)
    Proceeds from sale of marketable securities ................................           45,473           52,316           20,988
    Acquisition of property, plant and equipment ...............................          (22,926)         (29,241)         (13,515)
    Acquisition of computer software ...........................................           (4,186)          (2,478)          (4,227)
    Proceeds from sale of property and equipment ...............................              148              351               18
    Restricted cash ............................................................             --               --                278
                                                                                        ---------         --------         --------

         Net cash provided by (used in) investing activities ...................            5,081          (38,584)         (34,286)
                                                                                        ---------         --------         --------

Cash flows provided by (used in) financing activities:

    Repurchase of common stock .................................................         (124,788)            --               --
    Net proceeds from offering .................................................             --               --             62,287
    Exercise of options to purchase common stock ...............................            2,763           10,360            3,216
    Net borrowings on line of credit ...........................................           15,000             --               --
    Borrowings under long-term facility ........................................             --               --              1,860
    Principal payments on long-term debt .......................................             --             (3,476)            (346)
    Distributions to members ...................................................             --               --             (3,040)
                                                                                        ---------         --------         --------

         Net cash (used in) provided by financing activities ...................         (107,025)           6,884           63,977
                                                                                        ---------         --------         --------

    Effect of exchange rate changes on cash and cash equivalents ...............               54              444              (44)
                                                                                        ---------         --------         --------

    Net (decrease) increase in cash and cash equivalents .......................          (85,225)           5,406           68,493

    Cash and cash equivalents at beginning of period ...........................           87,349           81,943           13,450
                                                                                        ---------         --------         --------

    Cash and cash equivalents at end of period .................................        $   2,124         $ 87,349         $ 81,943
                                                                                        =========         ========         ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:

      Interest .................................................................        $     327         $    102         $    331
                                                                                        =========         ========         ========
      Income taxes .............................................................        $  38,730         $ 26,362         $ 13,857
                                                                                        =========         ========         ========

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in thousands, except share and per share data)

1.  Description of Business

Business

         Rexall Sundown, Inc. (the "Company") develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products. The Company distributes its products through three channels of distribution: sales to retailers; direct sales through independent distributors; and mail order.

         The Company's wholly-owned operating subsidiary, Rexall Showcase International, Inc. ("Rexall Showcase"), markets and distributes health and wellness products under the Rexall Showcase tradename through a sales force of independent distributors. Rexall Showcase currently has operations in the United States, Japan, Hong Kong, Taiwan, South Korea and Mexico.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1999 presentation.

Marketable Securities

         At August 31, 1998, marketable securities consisted primarily of government debt securities which were classified as available-for-sale securities. The fair value of these securities approximated cost.

Inventory

         Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Property, Plant and Equipment

         Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is charged to expense over the estimated useful lives of the assets and is computed principally using accelerated methods. Estimated useful lives are 31.5 years for buildings and improvements, five to seven years for machinery and equipment and seven years for furniture and fixtures. Leasehold improvements are depreciated over the life of the respective lease. Maintenance and repairs are charged to expense when incurred and betterments are capitalized. Upon retirement or sale, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss, if any, is included in the determination of net income as a component of other income (expense). The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (Amounts in thousands, except share and per share data)

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

Prepaid Customer Allowances

         Costs associated with acquiring sales agreements with certain customers are amortized over the expected terms of the agreements. These costs, which include the cost of inventory provided at no charge and other allowances, are included in other assets (both current and non-current). The amortization of these costs is recorded as a reduction of net sales.

Advertising and Catalog Costs

         Advertising production costs are expensed when the advertising first takes place and media costs are expensed as incurred. The Company incurred consumer advertising expenses of $32,300, $14,100 and $3,000 for the years ended August 31, 1999, 1998 and 1997, respectively. With regard to mail order catalog costs, the Company capitalizes incremental direct costs of direct-response advertising incurred in transactions with third parties and payroll and payroll-related costs of employees who are directly associated with the direct-response advertising. The Company amortizes such capitalized costs over a period not exceeding 24 months, which corresponds to the expected life of the customer. At August 31, 1999, the Company had approximately $1,700 of capitalized direct-response advertising costs included in other assets.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Amounts in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies, continued

Foreign Currency Translation

       The financial statements and transactions of the Company's foreign operations, except those located in highly inflationary economies, are maintained in their functional currency and translated into United States dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating financial statements into United States dollars, are accumulated in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income. Revenues and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income. For foreign operations in highly inflationary economies, gains and losses from balance sheet translation adjustments are included in net income.

Foreign Exchange Instruments

         In an effort to manage its exposure to foreign currency fluctuations, the Company enters into forward currency exchange contracts. These contracts reduce the Company's exposure to the risk that the eventual net cash inflows from the payment on intercompany and third-party receivables, denominated in a currency other than the United States dollar, will be adversely affected by changes in exchange rates. Gains and losses associated with currency rate changes on forward currency exchange contracts are recorded currently in income, offsetting the gains and losses associated with the related receivable. The fair value of the forward currency exchange contracts is based on quotes obtained from brokers or reference to publicly available market information. As of August 31, 1999, the fair value of the forward currency exchange contracts approximated contract value.

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

Net Income Per Share

       Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. The Company's potentially dilutive common shares consist of common stock options. For the fiscal year ended August 31, 1999, options to purchase approximately 2,889,000 shares of the Company's Common Stock, $.01 par value (the "Common Stock"), were excluded from the diluted net income per common share calculation as the exercise prices of these options were greater than the average market price of the Common Stock.

Comprehensive Income

       During the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires that enterprises separately disclose items of other comprehensive income by their nature. For the fiscal years ended August 31, 1999, 1998 and 1997, the only component of other comprehensive income that affected the Company was foreign currency translation adjustment. Total comprehensive income for the fiscal years ended August 31, 1999, 1998 and 1997 is presented in the Consolidated Statements of Shareholders' Equity and Comprehensive Income.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Amounts in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies, continued

Recent Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Furthermore, the accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative. In June 1999, FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 for the Company until September 1, 2000. The Company believes that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its consolidated financial statements.

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

         As a result of the transaction, Richardson's December fiscal year end was adjusted to conform to the Company's August fiscal year end. Accordingly, in preparing the consolidated financial statements, Richardson's financial statements for the fiscal years ended August 31, 1999 and 1998 were combined with the Company's financial statements for the same periods and Richardson's financial statements for the fiscal year ended December 31, 1997 were combined with the Company's financial statements for the fiscal year ended August 31, 1997. In order to change Richardson's fiscal year end, an adjustment of $2,479 was made to shareholders' equity to eliminate the effect of including Richardson's results of operations for the four months ended December 31, 1997 in both fiscal 1998 and fiscal 1997.

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


         In connection with the transaction, approximately $2,500 of transaction costs and expenses were incurred during fiscal 1998. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

4.  Inventory

      The components of inventory are as follows:

                                                                   August 31,
                                                                  -----------
                                                             1999            1998
                                                            -------        --------
      Raw materials, bulk tablets and capsules............ $ 61,842        $ 36,011
      Work in process.....................................    4,938           4,436
      Finished products...................................   48,081          37,280
                                                           --------        --------
         Total inventory.................................. $114,861        $ 77,727
                                                           ========        ========


                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Amounts in thousands, except share and per share data)

5.  Property, Plant and Equipment

      Property, plant and equipment is comprised of the following:

                                                                   August 31,
                                                                  -----------
                                                             1999            1998
                                                            -------        --------
      Land................................................ $   4,736        $   4,736
      Building and improvements...........................    37,612           32,125
      Machinery and equipment.............................    48,671           34,827
      Leasehold improvements..............................     2,913            1,367
      Furniture and fixtures..............................     4,164            2,297
                                                           ---------        ---------
                                                              98,096           75,352
      Less accumulated depreciation and
       amortization.......................................   (28,822)         (18,655)
                                                           ---------        ---------
         Property, plant and equipment, net............... $  69,274        $  56,697
                                                           =========        =========


6.  Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities are comprised of the following:

                                                                   August 31,
                                                                  -----------
                                                             1999            1998
                                                            -------        --------
      Accrued commissions................................. $  8,263          $   8,387
      Accrued customer rebates............................    3,809              3,952
      Accrued salaries and bonuses........................    2,941              5,105
      Other...............................................    9,267              9,816
                                                           --------          ---------
         Total accrued expenses and other
           current liabilities............................ $ 24,280          $  27,260
                                                           ========          =========

7.  Short-Term Debt

       In April 1999, the Company entered into a one-year $50,000 unsecured line of credit with a financial institution, which replaced the $30,000 line of credit that the Company entered into in March 1998. At August 31, 1999, the Company had $15,000 outstanding under this line of credit bearing interest at 6.12%.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Amounts in thousands, except share and per share data)

8.  Lease Obligations

       The Company leases certain equipment, automobiles and warehouse and distribution facilities under non-cancelable operating leases. The leases provide for monthly payments over terms of one to five years and certain of the leases provide for renewal options. Total rent expense on all operating leases amounted to approximately $3,279, $2,250 and $1,791 for the years ended August 31, 1999, 1998 and 1997, respectively.

       The future minimum lease payments under non-cancelable operating leases at August 31, 1999 are as follows:

                  Fiscal Year
                  -----------

                  2000...........................................    $3,456
                  2001...........................................     1,697
                  2002...........................................       528
                  2003...........................................        81
                  2004...........................................        32
                                                                     ------

                         Total...................................    $5,794
                                                                     ======

9.  Benefit Plans

       The Company offers a 401(k) employee benefit plan (the "Plan"), which provides for voluntary contributions by employees of up to 20% of their base compensation (as defined in the Plan), subject to a maximum annual contribution. The Company may, at the discretion of the Board of Directors, make a contribution to the Plan. The Company contributed approximately $394, $275 and $252 during fiscal 1999, 1998 and 1997, respectively.

       In March 1993, the Board of Directors and shareholders adopted the Company's 1993 Employee Stock Purchase Plan (the "1993 Stock Purchase Plan"). The 1993 Stock Purchase Plan enables participants to contribute cash in an amount not to exceed 10% of their salary per relevant pay period. Such funds are used to periodically purchase shares of Common Stock for the account of each of the participants in the 1993 Stock Purchase Plan at 85% of the market price of the Common Stock for periods subsequent to August 1998. Prior to August 1998, shares for each participant's account were purchased at 90% of the market price of the Common Stock. The Company has reserved 1,500,000 shares of Common Stock for issuance under the 1993 Stock Purchase Plan and may issue such shares or purchase additional shares of Common Stock in the open market for participants. For the years ended August 31, 1999 and 1998 participants purchased 47,660 and 5,383 shares in the open market at an average purchase price of $14.52 and $26.91 per share, respectively.

       In February 1996, the Board of Directors adopted the Company's 1996 Rexall Showcase International Distributor Stock Purchase Plan (the "1996 Distributor Stock Purchase Plan"). The 1996 Distributor Stock Purchase Plan enables participants to contribute cash in an amount not to exceed 20% of a participant's monthly commission check. Such funds are used to periodically purchase shares of Common Stock for the account of each of the participants in the 1996 Distributor Stock Purchase Plan at either 95% or 100% of the market price of the Common Stock, depending on a participant's level of achievement in Rexall Showcase. The Company has reserved 1,000,000 shares of Common Stock for issuance under the 1996 Distributor Stock Purchase Plan and may issue such shares or purchase additional shares of Common Stock in the open market for participants. For the years ended August 31, 1999 and 1998, participants purchased 120,089 and 61,930 shares of Common Stock in the open market at an average purchase price of $16.56 and $30.10 per share, respectively.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Amounts in thousands, except share and per share data)

10.  Common Stock Transactions

         On September 29, 1998, the Company's Board of Directors authorized a share repurchase program to buy back up to $100,000 of its Common Stock. As of February 28, 1999, the Company had completed this repurchase program by repurchasing and retiring 6,865,700 shares of Common Stock. On March 16, 1999, the Company's Board of Directors authorized a new share repurchase program to buy back up to an additional $100,000 of its Common Stock. As with the initial share repurchase program, the new share repurchase program has no expiration date and allows the Company to buy shares of its Common Stock from time to time in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of August 31, 1999, the Company had repurchased and retired 1,353,500 shares for an aggregate purchase price of $24,788 pursuant to the new program. For the fiscal year ended August 31, 1999, the Company repurchased a total of 8,219,200 shares at an average price per share of $15.18.

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

       On September 22, 1997, the Board of Directors declared a two-for-one split of the Common Stock, which was effected in the form of a stock dividend. The stock dividend was paid on October 23, 1997 to shareholders of record on October 7, 1997. All references to the number of shares of Common Stock, except shares authorized, and to per share data in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis to fiscal 1997.

         On November 5, 1996, the Company consummated a public offering of 8,000,000 shares of Common Stock. Of those shares, 4,000,000 were sold by the Company and 4,000,000 were sold by certain shareholders of the Company. On December 3, 1996, the underwriters' over-allotment option to purchase an additional 1,200,000 shares was exercised. Of those 1,200,000 shares, 800,000 were sold by the Company and 400,000 were sold by a shareholder of the Company.

11.  Stock Options

         In March 1993, the Board of Directors and shareholders adopted the Company's 1993 Stock Incentive Plan (the "1993 Plan") for the Company's employees. The 1993 Plan is administered by the Compensation/Stock Option Committee of the Board of Directors of the Company. Under the 1993 Plan, all options are to have an exercise price equal to the fair market value at the date of grant. In September 1997, the Board of Directors amended the 1993 Plan to increase the number of shares of Common Stock of the Company available thereunder by 6,000,000 to a total of 15,000,000 shares, which amendment was approved by the Company's shareholders in February 1998. Of the stock options granted, substantially all are for a term of five to 10 years and become exercisable over a three year vesting period. During fiscal 1999 and 1998, the Company realized a tax benefit through shareholders' equity of $941 and $13,587, respectively, related to the exercise of stock options.

       In March 1993, the Board of Directors and shareholders adopted the Company's 1993 Non-Employee Director Stock Option Plan (the "1993 Director Plan"). The maximum number of shares available for issuance under the 1993 Director Plan is 120,000 shares. Of the stock options granted under the 1993 Director Plan, substantially all are for a term of 10 years and become exercisable over a three year vesting period.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Amounts in thousands, except share and per share data)

11.  Stock Options, continued

       In July 1994, the Board of Directors adopted the Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Director Plan"), which was approved by the Company's shareholders in February 1995. The maximum number of shares of Common Stock available for issuance under the 1994 Director Plan is 600,000 shares. Of the stock options granted under the 1994 Director Plan, substantially all are for a term of 10 years and become exercisable over a three or five year vesting period.

       In February 1996, the Board of Directors adopted the Company's Rexall Showcase International Distributor Stock Option Plan (the "Distributor Plan"). The Distributor Plan provides for the granting of stock options to eligible distributors upon attainment of specified conditions at an exercise price not less than the fair market value on the date of grant. The maximum number of shares of Common Stock available under the Distributor Plan is 1,000,000 shares. Options granted under the Distributor Plan are for a term of four to five years and become exercisable over the same time period.

       Information with regard to the stock options is as follows:

                                                                             Shares
                                            ---------------------------------------------------------
                                                1993         Director      Distributor        Other        Weighted
                                                Plan          Plans           Plans          Options      Average price
                                                ----          -----           -----          -------      -------------

Outstanding at August 31, 1996 ..........    4,747,096        118,000           --            611,000         $ 4.13
   Granted ..............................    1,718,500         90,000        181,600             --           $12.97
   Cancelled ............................     (208,700)          --             --               --           $ 8.29
   Exercised ............................     (724,876)        (2,000)          --           (413,000)        $ 2.82
                                            ----------       --------       --------         --------

Outstanding at August 31, 1997 ..........    5,532,020        206,000        181,600          198,000         $ 7.13
   Granted ..............................    3,239,030         90,000        223,600             --           $23.51
   Cancelled ............................     (555,923)       (40,000)        (1,080)            --           $12.59
   Exercised ............................   (1,775,219)       (68,366)        (8,240)        (143,000)        $ 5.41
                                            ----------       --------       --------         --------

Outstanding at August 31, 1998 ..........    6,439,908        187,634        395,880           55,000         $15.40
   Granted ..............................    4,793,235         65,000        155,400             --           $11.85
   Cancelled ............................     (582,618)          --           (9,935)            --           $15.69
   Exercised ............................     (524,549)        (4,300)          (175)         (15,000)        $ 5.40
                                            ----------       --------       --------         --------

Outstanding at August 31, 1999 ..........   10,125,976        248,334        541,170           40,000         $13.79
                                            ==========       ========       ========         ========
Options currently exercisable ...........    3,309,157         98,668        241,140           40,000
                                            ==========       ========       ========         ========

Options available for grant at
   August 31, 1999 ......................        9,524        392,000        450,415             --
                                            ==========       ========       ========         ========

         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," which amended and superseded portions of APB No. 25, encourages, but does not require, the use of a fair value based method of accounting for stock-based ompensation plans under which the fair value of stock options is determined on the date of grant and expensed over the vesting period of the stock options. While the Company has elected to continue to apply the provisions of APB No. 25, SFAS No. 123 requires pro forma disclosure of net income and income per common share as if the fair value based method under SFAS No. 123 had been adopted.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Amounts in thousands, except share and per share data)

11.  Stock Options, continued

         The pro forma net income and income per common share amounts below have been derived using the Black-Scholes stock option pricing model with the following assumptions for each stock option grant during the respective fiscal year:

                                                                                  Stock Options
                                                                             Granted in Fiscal Year
                                                                             ----------------------
                                                            1999                   1998                 1997
                                                            ----                   ----                 ----
Assumptions
  Risk-free interest rate........................        4.39%-5.80%           5.39%-6.88%            5.75%-6.63%
  Expected life of stock options (years).........             6                     6                      6
  Expected volatility of common stock............            55%                   55%                    45%
  Expected annual dividends on
    Common stock.................................            --                     --                    --

                                                            1999                   1998                 1997
                                                            ----                   ----                 ----
Pro forma net income - as reported...............         $60,062                 $69,234              $37,176
Pro forma net income - pro forma.................         $44,816                 $59,241              $34,861
Pro forma net income per share - as reported.....         $  0.88                 $  0.94              $  0.53
Pro forma net income per share - pro forma.......         $  0.65                 $  0.80              $  0.49


         The pro forma effects on net income and income per common share for fiscal 1999, 1998 and 1997 may not be representative of the pro forma effects SFAS No. 123 may have in future years.

       The following table summarizes information about stock options outstanding at August 31, 1999:

                                            Options Outstanding                                    Options Exercisable
                          -----------------------------------------------------------    -------------------------------------
                                               Weighted Average            Weighted              Number               Weighted
      Range of                Number               Remaining               Average             Exercisable            Average
   Exercise Price          Outstanding         Contractual Life         Exercise Price         at 8/31/99          Exercise Price
---------------------    -----------------   ----------------------    -----------------    ------------------    -----------------
   $2.33 - $5.00                  842,878            2.22                     $3.20               798,028                $3.19
   $5.01 - $10.00                 841,890            6.14                     $6.29               554,130                $6.30
  $10.01 - $15.00               5,973,387            8.68                    $11.69             1,074,253               $11.97
  $15.01 - $20.00               1,789,620            7.55                    $17.38               723,644               $17.40
  $20.01 - $30.00                 910,800            8.29                    $24.95               339,939               $25.00
  $30.01 - $38.04                 596,905            8.56                    $32.55               198,971               $32.55

         The weighted average fair value of options granted during the fiscal year ended August 31, 1999, 1998 and 1997 was $6.73, $13.42 and $14.30,
respectively.

12.  Sales to a Major Customer, Major Products and Concentration of Credit Risk

       The Company had sales to a national retailer that represented approximately 26%, 29% and 17% of net sales for the years ending August 31, 1999, 1998 and 1997, respectively. Additionally, the Company had sales to an affiliate of such national retailer that represented approximately 4% and 1% of net sales for the period ending August 31, 1999 and 1998, respectively.

       The Company sells products to a large number of customers, which are primarily in the United States. The Company continuously evaluates the credit worthiness of each customer's financial condition and generally does not require collateral.

         For the years ended August 31, 1999, 1998 and 1997, net sales of the Company's Osteo-Bi-Flex(R) brand of nutritional supplements were approximately 17%, 15% and 1% of the Company's net sales, respectively, which include sales to the national retailer referenced above. Additionally, during 1999 the Company introduced Cellasene(TM). As the ultimate success of this product is dependent upon consumer acceptance, there can be no assurance of the level of future revenues and operating income generated by this product if consumer acceptance does not meet the Company's expectations.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Amounts in thousands, except share and per share data)

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

         As discussed in Note 3 above, prior to January 1998, Richardson was an S corporation for Federal income tax purposes and, accordingly, did not pay United States Federal income taxes. Effective January 1998, Richardson was included in the Company's United States Federal income tax return.

       Deferred income taxes as of August 31, 1999 relate primarily to the reserve for loss on disposition of discontinued operations which is deductible when realized, stock compensation plan expenses, inventory and accounts receivable reserves, and book depreciation versus tax deprecation.

       The following reflects the actual income tax provision (benefits) the Company incurred for the fiscal years ended August 31, 1999, 1998 and 1997:

                                                                      Fiscal Year Ended August 31,
                                                                  -----------------------------------
                                                                1999              1998             1997
                                                              --------          -------          --------
         Current:
           Federal..........................................   $34,414          $36,880           $18,396
           State............................................     3,135            3,278             1,625
           Foreign..........................................       968                -                 -
                                                             ---------        ---------          --------
                                                                38,517           40,158            20,021
                                                             ---------        ---------          --------

         Deferred:
           Federal..........................................    (2,355)            (630)              176
           State............................................      (129)             (55)                -
           Foreign..........................................      (320)             605              (605)
                                                             ---------        ---------          --------
                                                                (2,804)             (80)             (429)
                                                             ---------        ---------          --------
           Total income tax provision....................... $  35,713        $  40,078          $ 19,592
                                                             =========        =========          ========


                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Amounts in thousands, except share and per share data)

13.  Income Taxes, continued

       The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate as of August 31, 1999, 1998 and 1997:

                                                                1999              1998             1997
                                                              --------          -------          --------
Income tax provision, at 35%................................   $33,522          $38,589           $20,322
Subchapter S corporation status of Richardson...............         -                -            (1,135)
State income tax, net of Federal benefit....................     1,909            2,055             1,064
Tax exempt interest.........................................      (270)            (987)             (664)
Non-deductible expenses.....................................      (291)            (423)              128
Foreign tax.................................................       855                -                 -
Other, net..................................................       (12)             844              (123)
                                                              --------          -------           -------
         Total income tax provision.........................  $ 35,713          $40,078           $19,592
                                                              ========          =======           =======

         The significant components of the deferred tax assets and liabilities at August 31, 1999, 1998 and 1997 are as follows:

                                                                1999              1998             1997
                                                              --------          -------          --------
Deferred income tax assets:
  Accounts receivable and other reserves....................    $3,629          $   503          $     67
  Stock compensation plan expense...........................       685              755                 -
  Loss on disposition of discontinued operations............       185              185               185
  Non-compete amortization..................................         -                -                39
  Net operating losses......................................         -                -               605
  Other.....................................................       399                -                89
                                                              --------          -------           -------
                                                                 4,898            1,443               985
                                                              --------          -------           -------
Deferred income tax liabilities:

  Depreciation..............................................     1,366              944               598
  Other  ...................................................       261               32                 -
                                                              --------          -------           -------
                                                                 1,627              976               598
                                                              --------          -------           -------
                                                                $3,271          $   467           $   387
                                                              ========          =======           =======

14. Segment Reporting

         The Company develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products. The Company distributes its products through three channels of distribution: sales to retailers; direct sales through independent distributors; and mail order. Each distribution channel is managed separately and requires a unique marketing strategy directed at the end-user. As a result, the Company's reportable segments are aligned with these channels of distribution. The sales to retailers segment markets and sells vitamins and nutritional supplements, using a multi-brand strategy to access different retail channels, including mass merchandisers, drug stores, supermarkets, club stores, dollar stores and health food stores. Rexall Showcase, through its independent distributors, markets and sells unique health and wellness products, which include weight management products, homeopathic medicines, personal care products, dietary and sports nutrition supplements and water filtration systems. The Company's mail order division markets and sells vitamins and nutritional supplements directly to consumers through catalogs and direct mailings. The accounting policies of the reportable segments are consistent with those described in Note 2, "Summary of Significant Accounting Policies." Intersegment sales, which are eliminated in consolidation, were not significant. The table below presents financial information related to the Company's reportable segments for fiscal years ending August 31, 1999, 1998 and 1997.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Amounts in thousands, except share and per share data)

14.  Segment Reporting, continued

                                                                1999              1998             1997
                                                              --------          -------          --------
Net sales
     Sales to retailers.....................................  $409,242         $355,615          $168,729
     Direct sales...........................................   172,273          158,910           105,221
     Mail order.............................................    14,149           16,216            16,673
                                                              --------         --------          --------
Total.......................................................  $595,664         $530,741          $290,623
                                                              ========         ========          ========

Operating income
     Sales to retailers..................................... $  70,962        $  82,497         $  37,398
     Direct sales...........................................    19,732           22,831            12,679
     Mail order.............................................     2,643              527             3,930
                                                              --------         --------          --------
Total....................................................... $  93,337         $105,855         $  54,007
                                                             =========         ========         =========

Depreciation and amortization
     Sales to retailers..................................... $  10,244       $    6,667        $    3,595
     Direct sales...........................................     2,511            1,859             1,760
     Mail order.............................................       638               83                 3
                                                             ---------         --------          --------
Total....................................................... $  13,393       $    8,609        $    5,358
                                                             =========       ==========        ==========

Capital expenditures
     Sales to retailers..................................... $  20,609        $  27,222         $  16,636
     Direct sales...........................................     6,477            4,053             1,088
     Mail order.............................................        26              444                18
                                                             ---------        ---------         ---------
Total....................................................... $  27,112        $  31,719         $  17,742
                                                             =========        =========         =========

Total assets
     Sales to retailers.....................................   249,714         $284,383          $202,926
     Direct sales...........................................    41,710           52,448            30,686
     Mail order.............................................     3,927            2,527             2,682
                                                             ---------        ---------         ---------
Total....................................................... $ 295,351        $ 339,358         $ 236,294
                                                             =========        =========         =========


         The reconciliation of operating profit to consolidated income before income tax provision is as follows:

                                                                1999              1998             1997
                                                              --------          -------          --------
     Operating income............................            $  93,337        $ 105,855         $  54,007
         Interest income (a).....................                2,534            4,763             4,337
         Interest expense (a)....................                 (327)            (218)             (322)
         Other income (expense)..................                  231             (146)               40
                                                             ---------        ---------         ---------
     Income before income tax provision..........            $  95,775        $ 110,254         $  58,062
                                                             =========        =========         =========

         (a) Corporate interest income and interest expense are not included at the segment level as significant financing decisions are centralized at the corporate level.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Amounts in thousands, except share and per share data)

14.  Segment Reporting, continued

     Geographic Information

The table below presents information related to the geographic areas in which the Company operated in fiscal 1999, 1998 and 1997.

                                                                1999              1998             1997
                                                              --------          -------          --------
Net Sales (a)
     United States..........................................  $557,665         $516,215          $274,272
     Foreign countries......................................    37,999           14,526            16,351
                                                              --------         --------          --------
Total.......................................................  $595,664         $530,741          $290,623
                                                              ========         ========          ========

Long-lived assets
     United States.......................................... $  75,112        $  64,054         $  41,671
     Foreign countries......................................     4,285            1,076               924
                                                             ---------        ---------         ---------
Total....................................................... $  79,397        $  65,130         $  42,595
                                                             =========        =========         =========

     (a)  Net sales are attributed to countries based on location of customer.

15.  Discontinued Operations

         The net assets of the Company's remaining discontinued operations at August 31, 1999 and 1998 were as follows:

                                                                     August 31,
                                                                     -----------
                                                              1999              1998
                                                             ------            ------
         Property, plant and equipment, net...............   $3,948             $3,948
         Other net assets.................................      128                128
                                                             ------             ------
         Total assets.....................................   $4,076             $4,076
                                                             ======             ======

         On August 31, 1995, the Company's Board of Directors approved a plan to divest Pennex Laboratories, Inc. (now known as RSL Holdings, Inc.) ("Pennex"), a manufacturer of over-the-counter pharmaceuticals. On November 17, 1995, Pennex ceased operations and on February 1, 1996, substantially all the remaining assets of Pennex were sold for $6,495. The Company received a $500 deposit and a collateralized note for the balance. On December 21, 1998, the purchaser of the assets of Pennex was in default of its secured obligations to the Company. Accordingly, the Company took back possession of the property and is in the process of selling the remaining assets of Pennex. The Company believes that the current fair market value of the net assets of Pennex approximates the net book value of such assets at August 31, 1999, although no assurances can be given that the Company will be able to sell such assets at such value.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Amounts in thousands, except share and per share data)

16.  Commitments and Contingencies

       In fiscal 1999, several class action complaints alleging violations of the Federal securities laws were filed against the Company and certain of its officers and directors. These suits purport to be on behalf of all persons who purchased the Company's Common Stock between March 19, 1998 and November 5, 1998. The suits have been consolidated into one action styled In re: Rexall Sundown, Inc. Securities Litigation, Case No. 98-8798-CIV-Dimitrouleas, in the United State District Court for the Southern District of Florida. The Company and the named officers and directors believe that the allegations contained in this action are without merit. Although the Company and the named officers and directors will vigorously defend against this action, there can be no assurance that they will ultimately prevail in their defense. The Company and the named officers and directors have filed a Motion to Dismiss all claims which remains pending. All discovery has been stayed pending resolution of the Motion to Dismiss by the Court.

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

         (b)      Executive Officers of the Company.

                  See Part I of this Form 10-K at Page 15.

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

         (3)  Exhibits

         3.1 Amended and Restated Articles of Incorporation, as amended on February 4, 1998 (1)

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

         10.8     Rexall Showcase Distributor Stock Purchase Plan (4)

         10.9     Rexall Showcase Distributor Stock Option Plan (5)

         10.10 Employment Agreement dated April 1, 1995 between Carl DeSantis and the Company, as amended on October 9, 1995 and on March 27, 1997 (6)

         10.11 Employment Agreement dated April 1, 1995 between Geary Cotton and the Company, as amended on March 27, 1997 (6)

         10.12 Employment Agreement dated April 1, 1995 between Richard Werber and the Company, as amended on March 27, 1997 (6)

         10.13 Employment Agreement dated April 1, 1995 between Damon DeSantis and the Company, as amended on April 1, 1996 and on March 27, 1997 (7)

         10.14 Employment Agreement dated April 1, 1995 between Nickolas Palin and the Company, as amended on April 1, 1996, March 27, 1997 and September 1, 1998 (8)

         10.15 Employment Agreement dated September 1, 1998 between Christian Nast and the Company (9)

         10.16 Master Promissory Note dated April 22, 1999 by the Company for the benefit of NationsBank, N.A. (10)

         21       Subsidiaries of Registrant (11)

         23       Consent of PricewaterhouseCoopers LLP (11)

         27       Financial Data Schedule (for SEC use only) (11)

--------------------

         (1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-61382) and amended on February 4, 1998 which amendment was filed as an Exhibit to the Company's Proxy Statement dated December 30, 1997, each of which is incorporated herein by reference.

         (2) Filed as an Exhibit to the Company's Proxy Statement dated December 29, 1997 and incorporated herein by reference.

         (3) Filed as an Exhibit to the Company's Proxy Statement dated December 30, 1996 and incorporated herein by reference.

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

         (8) The Employment Agreement is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1995, the April 1, 1996 amendment thereto is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1996, and the March 27, 1997 amendment thereto is filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 1997, each of which is incorporated herein by reference. The September 1, 1998 amendment is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1998 which is incorporated herein by reference.

         (9) The Employment Agreement is filed as an Exhibit to the Company's Annual Report on Form 10-K for the Year Ended August 31, 1998 and is incorporated herein by reference.

         (10) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended May 31, 1999 and is incorporated herein by reference.

         (11)     Filed herewith.

(b)      Reports on Form 8-K
         -------------------

         None.

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

                                                REXALL SUNDOWN, INC.

Dated:  November 24, 1999                       By: /s/ Carl DeSantis
                                                   -----------------------------
                                                   Carl DeSantis,
                                                   Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                        Date
---------                                   -----                                        ----
/s/ Carl DeSantis                        Chairman of the Board                     November 24, 1999
--------------------------
Carl DeSantis

/s/ Christian Nast                       Vice Chairman                             November 24, 1999
--------------------------
Christian Nast

/s/ Damon DeSantis                       Director, President and Chief             November 24, 1999
--------------------------                   Executive Officer
Damon DeSantis

/s/ Nickolas Palin                       Director and Senior Executive Vice        November 24, 1999
--------------------------                   President
Nickolas Palin

/s/ Geary Cotton                         Vice President, Chief Financial;          November 24, 1999
--------------------------                   Officer, Treasurer and Chief
Geary Cotton                                 Accounting Officer


/s/ Dean DeSantis                        Director                                  November 24, 1999
--------------------------
Dean DeSantis

/s/ Stanley Leedy                        Director                                  November 24, 1999
--------------------------
Stanley Leedy

/s/ Melvin Stith                         Director                                  November 24, 1999
--------------------------
Melvin Stith

                                       28

                                                                     SCHEDULE II

                              REXALL SUNDOWN, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                              Balance at         Charged to        Charged to
                                              Beginning          Costs and           Other                             Balance at
               Description                     of Year            Expenses          Accounts        Deductions         End of Year
               -----------                     -------            --------          --------        ----------         -----------
Year ended August 31, 1999
  Allowance for doubtful accounts               $535,000         $230,736            $   --          $230,736            $535,000


Year ended August 31, 1998
  Allowance for doubtful accounts               $185,000         $350,000            $   --          $   --              $535,000

Year ended August 31, 1997
  Allowance for doubtful accounts               $185,000         $ 70,757            $   --          $ 70,757            $185,000
