Form 10-K/A
period 1999-08-31
REXALL SUNDOWN INC
filed 1999-12-29
CIK 901620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

             (Mark One)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended August 31, 1999

            |_|      TRANSITION REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ___________ to ___________

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         The following table sets forth certain information concerning the Directors and executive officers of Rexall Sundown, Inc. (the "Company"):

Name                                        Age                  Position
----                                        ---                  --------
Carl DeSantis....................           60        Chairman of the Board
Christian Nast...................           68        Vice Chairman
Damon DeSantis...................           35        President, Chief Executive Officer and Director;
                                                      Chief Executive Officer of Rexall Showcase
Nickolas Palin...................           52        Senior Executive Vice President and Director
Geary Cotton.....................           48        Vice President, Chief Financial Officer and Treasurer
Richard Werber...................           47        Vice President, General Counsel and Secretary
Gerald Holly.....................           57        Executive Vice President-Operations
Dean DeSantis....................           37        Director
Stanley Leedy....................           65        Director
Melvin Stith.....................           52        Director


         Carl DeSantis, age 60, founded the Company in 1976 and has been the Chairman of the Board of the Company since its inception. He served as Chief Executive Officer of the Company from its inception to February 1997 and President of the Company from 1976 to April 1995. Mr. DeSantis has had over 18 years of experience with retail drug store companies, including Super-X Drug Stores and Walgreen Drug Stores. He is the father of Damon DeSantis, the President, Chief Executive Officer and a Director of the Company, and Dean DeSantis, a Director of the Company.

         Christian Nast, age 68, has been Vice Chairman of the Company since February 1999 and a Director of the Company since October 1993. Mr. Nast served as Chief Executive Officer of the Company from February 1997 to February 1999, President of the Company from April 1995 to February 1998 and Chief Operating Officer of the Company from April 1995 to February 1997. From December 1989 to April 1995, Mr. Nast was employed by Colgate Palmolive Company as its Executive Vice President-North America. Mr. Nast has over 40 years of experience in the consumer products industry with companies such as Bristol-Myers Squibb Company, Chesebrough-Ponds, Inc. and the Procter & Gamble Company. Mr. Nast is also a Director of Q.E.P. Co., Inc.

         Damon DeSantis, age 35, has been Chief Executive Officer of the Company since February 1999, President of the Company and Chief Executive Officer of Rexall Showcase, the Company's network marketing subsidiary, since February 1998 and a Director of the Company since July 1988. He served as President of Rexall Showcase from January 1993 to February 1998 and as Executive Vice President of the Company from July 1988 to February 1998. He was a Vice President of the Company from when he joined the Company in September 1983 until July 1988. He is the son of Carl DeSantis, the Chairman of the Board of the Company, and the brother of Dean DeSantis, a Director of the Company.

         Nickolas Palin, age 52, has been Senior Executive Vice President of the Company since July 1998 and a Director of the Company since December 1995. Mr. Palin served as President of the Company's Sundown Vitamins division from September 1997 to January 1999, Senior Vice President-Sales and Marketing of the Company from August 1989 to September 1997 and joined the Company in 1984.

         Geary Cotton, age 48, has been Vice President and Chief Financial Officer of the Company since August 1989, Treasurer of the Company since March 1993 and joined the Company in 1986. Mr. Cotton is a Certified Public Accountant.

         Richard Werber, age 47, has been Vice President and General Counsel of the Company since joining the Company in August 1991 and Secretary of the Company since March 1993. Prior to that, Mr. Werber was a partner in the law firm of Holland & Knight.

         Gerald Holly, age 57, has been Executive Vice President-Operations of the Company since joining the Company in November 1997. For the prior 25 years, Mr. Holly served in various capacities for Pharmavite Corp., a subsidiary of Otsuka Pharmaceutical Company, Ltd. of Japan, including Executive Vice President-Operations since 1992.

         Dean DeSantis, age 37, has been a Director of the Company since March 1990. He served as Chief Operating Officer of the Company from February 1997 to March 1998, Senior Vice President-Operations of the Company from June 1989 to March 1998 and joined the Company in 1985. He is the son of Carl DeSantis, the Chairman of the Board of the Company and the brother of Damon DeSantis, the President, Chief Executive Officer and a Director of the Company.

         Stanley Leedy, age 65, has been a Director of the Company since March 1993. Since January 1985, Mr. Leedy has been the President and Chief Executive Officer of Van San Corporation, a consulting firm for the pharmaceutical and vitamin industry. Mr. Leedy has over 30 years experience in the pharmaceutical and vitamin industry and has previously served as President and Chief Executive Officer of the Rexall Drug & Chemical Company, a division of Dart Industries, Inc.

         Melvin Stith, age 52, has been a Director of the Company since April 1997. Since July 1991, Mr. Stith has been Dean of the Florida State University College of Business. From December 1989 to July 1991, Mr. Stith was Chairman of the Marketing Department of the Florida State University College of Business where he was also a Professor. Mr. Stith is also a Director of Correctional Services Corp., Keebler Foods Company, Palmetto Hospital Trust, Inc., Synovous Financial Corp. and Tallahassee State Bank.

         There are no arrangements or understandings with respect to the selection of officers or Directors.

Item 11. Executive Compensation
         ----------------------

Summary Compensation Table

         The following table sets forth the compensation of the Company's Chief Executive Officer and the other four most highly paid executive officers who were serving as executive officers at the end of fiscal 1999 (collectively, the "Named Executive Officers"), for the fiscal years ended August 31, 1999, 1998 and 1997.

                                                                                                         Long Term
                                                          Annual Compensation                         Compensation (1)
                                       --------------------------------------------------------       ----------------

                                                                                                         Number
                                      Fiscal                                   Other Annual            of Options
Name and Principal Position            Year       Salary         Bonus       Compensation (2)         Granted (3)
---------------------------            ----       ------         -----       ----------------         -----------
Carl DeSantis (4)                      1999       $502,586      $     --            $17,025               197,500
     Chairman of the Board             1998        491,761       237,500             10,892               300,000
                                       1997        452,362       217,880             16,712               120,000

Damon DeSantis (4)                     1999       $396,769      $     --            $13,775               227,000
     President and Chief               1998        331,717       109,575              7,715               270,000
     Executive Officer                 1997        197,885        47,297              9,182                80,000

Nickolas Palin (4)                     1999       $377,899      $165,931             $6,337               335,000
     Senior Executive                  1998        360,135       168,750              4,076               280,000
     Vice President                    1997        285,578       102,266              4,589                80,000

Christian Nast (4)                     1999       $349,615      $     --            $13,012               174,000
     Vice Chairman                     1998        416,278       280,000             11,500               300,000
                                       1997        335,779       157,508             11,298               120,000

Geary Cotton (4)                       1999       $323,925      $     --            $17,223               177,500
     Vice President, Chief             1998        314,117       100,000             12,126               260,000
     Financial Officer and Treasurer   1997        197,885        63,504             15,468                80,000
--------------------------------

(1) The columns for "Restricted Stock Awards," "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported in such columns.
(2) Represents that portion of the Company's automobile expense allowance attributable to non-business utilization of such officer's automobile, the Company's contributions to its 401(k) Plan for the benefit of such officer and executive long-term disability expenses.
(3) See "Individual Option Grants in Last Fiscal Year-End Table" and "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year Option Value Table" for additional information with respect to these options.
(4) See "--Employment Agreements" for information regarding current and future compensation arrangements.

Employment Agreements

         The Company entered into employment agreements on April 1, 1995 with each of Carl DeSantis, Damon DeSantis, Nickolas Palin, and Geary Cotton pursuant to which they currently receive base annual salaries of $498,750, $425,000, $385,900 and $330,800, respectively. Each of such employment agreements is for a rolling term of three years except for Mr. Palin's employment agreement which is for a rolling term of four years. The Company entered into an employment agreement with Christian Nast for a three-year term commencing September 1, 1998, pursuant to which he currently receives a base annual salary of $275,000. Each of such employment agreements provides for annual increases of base salary of the greater of 5% or the percentage increase in the consumer price index published by the United States Department of Labor. In addition, each of such officers is entitled to receive incentive bonuses upon the attainment by the Company of certain net sales and net income targets. Such bonuses may not exceed 100% of base salary for each of Carl DeSantis, Christian Nast and Damon DeSantis and 62-1/2% of base salary for Nickolas Palin and Geary Cotton. Effective January 1, 2000, the annual base salaries of Carl DeSantis and Christian Nast will be $275,000 and $100,000, respectively, and neither of such officers will be entitled to an annual bonus.


         The employment agreements each provide that, if the employee terminates his employment without good reason or is terminated for cause, such employee is subject to a non-competition provision for a period of 18 months except for Mr. Palin's employment agreement which makes him subject to a non-competition provision for a period of three (3) years. In the event of a change of control of the Company, the employee is entitled to terminate his employment and receive a lump sum distribution of compensation in an amount equal to three times such employee's then current effective yearly compensation, including, but not limited to, salary and bonuses. If the employee elects to so terminate, the non-competitive provisions contained in the employment agreement will terminate. Similar provisions apply in the event an employee is terminated without cause upon a change of control of the Company. Payments under the agreements by the Company after a change of control are, however, limited to the amount which would be deductible by the Company under the Internal Revenue Code of 1986, as amended (the "Code"). A "change of control" is deemed to occur upon (i) the acquisition of 30% or more of the Company's voting power by anyone other than a current director, executive officer of the Company or an affiliate thereof, or
(ii) the Incumbent Directors, as defined therein, becoming less than a majority of the Board of Directors of the Company or its successor. A change of control, as to any employee, may not result from a voluntary action of such employee.

Director Compensation

         Each non-employee Director of the Company receives a retainer fee of $30,000 per year for Board and Committee membership. The Company reimburses all directors for expenses incurred in connection with their activities as directors.

         1993 Non-Employee Director Stock Option Plan. Under the Amended and Restated 1993 Non-Employee Director Stock Option Plan (the "1993 Director Plan"), each director who is not an employee of the Company or its subsidiaries ("Non-Employee Directors") is entitled to a one-time grant of options upon initial election to the Board of Directors with respect to 15,000 shares of Common Stock, which vest 33-1/3% per year commencing one year from the date of grant (except for those stock options granted prior to February 1997 which shall continue to vest 20% per year commencing one year from the date of grant) and have a term of 10 years (except for those granted prior to February 1996 which have a term of six years). The maximum number of shares of Common Stock available for issuance under the 1993 Director Plan is 120,000 shares. The 1993 Director Plan will expire on, and no options may be granted thereunder after March 14, 2003, subject to the right of the Board of Directors to earlier terminate the 1993 Director Plan. Upon a "change of control" (defined in the same manner as in the employment agreements discussed under "Executive Compensation-Employment Agreements"), all options outstanding under the 1993 Director Plan will become immediately exercisable in full.

         1994 Non-Employee Director Stock Option Plan. Under the Amended and Restated 1994 Non-Employee Director Stock Option Plan (the "1994 Director Plan"), each then Non-Employee Director was granted stock options to purchase 15,000 shares of Common Stock on July 7, 1994. The 1994 Director Plan also provides for the grant of an annual option to purchase 15,000 shares of Common Stock at the first Annual Meeting of Shareholders at which the Non-Employee Director is re-elected, 20,000 shares at the second Annual Meeting of Shareholders at which the Non-Employee Director is re-elected, 25,000 shares at the third Annual Meeting of Shareholders at which the Non-Employee Director is re-elected, and 30,000 shares at every subsequent Annual Meeting of Shareholders at which the Non-Employee Director is re-elected, which options vest 33-1/3% per year commencing one year from the date of grant (except for those stock options granted prior to February 1997, which shall continue to vest 20% per year commencing one year from the date of grant) and have a term of 10 years (except for those granted prior to February 1996, which have a term of five years). The maximum number of shares of Common Stock available for issuance under the 1994 Director Plan is 600,000 shares. The 1994 Director Plan will expire on, and no options may be granted thereunder after July 6, 2003, subject to the right of the Board of Directors to earlier terminate the 1994 Director Plan. Upon a "change of control" (defined in the same manner as in the employment agreements discussed under "Executive

Compensation-Employment Agreements"), all options outstanding under the 1994 Director Plan will become immediately exercisable in full.

Option Grants in Last Fiscal Year Table

         The following table sets forth certain information concerning grants of options to purchase Common Stock made during the 1999 fiscal year to the Named Executive Officers. All stock options were granted pursuant to the Company's Amended and Restated 1993 Stock Incentive Plan.

                             Individual Option Grants in Last Fiscal Year
-----------------------------------------------------------------------------------------------------------------
                                   % of Total Options                             Potential Realizable Value at
                        Number         Granted to        Exercise                 Assumed Annual Rates of Stock
                      of Options      Employees in      Price Per    Expiration   Price Appreciation for Option
       Name          Granted (1)    Fiscal Year 1999    Share (2)       Date                 Term (3)
       ----          -----------    ----------------    ---------       ----                 --------
                                                                                        5%              10%
                                                                                        --              ---
Carl DeSantis        147,500 (4)          3.1%           $11.375      12/06/08      $1,055,167      $2,674,001
                      50,000 (5)          1.0%            11.560      06/14/09         363,501         921,183

Damon DeSantis       127,000 (4)          2.6%            11.375      12/06/08         908,517       2,302,360
                     100,000 (5)          2.1%            11.560      06/14/09         727,002       1,842,366

Nickolas Palin       185,000 (4)          3.9%            11.375      12/06/08       1,323,430       3,353,832
                      50,000 (6)          1.0%            14.190      02/28/09         446,201       1,130,760
                     100,000 (5)          2.1%            11.560      06/14/09         727,002       1,842,366

Christian Nast       124,000 (4)          2.6%            11.375      12/06/08         887,056       2,247,974
                      50,000 (5)          1.0%            11.560      06/14/09         363,501         921,183

Geary Cotton          92,500 (4)          1.9%            11.375      12/06/08         661,715       1,676,916
                      85,000 (5)          1.8%            11.560      06/14/09         617,952       1,566,011
----------------------------------

(1) Such options become exercisable with respect to 33-1/3% of the covered shares one year from the date of grant, 66-2/3% of the covered shares two years from the date of grant, and the remainder become exercisable three years from the date of grant, except for the 50,000 options granted to Nickolas Palin on March 1, 1999, which were exercisable immediately.
(2) The exercise price is the fair market value on the date of grant, determined by calculating the average of the high and low prices of the Common Stock on the date of such grant.
(3) The stock price appreciation is computed based on the exercise price per share. The dollar amounts set forth under these columns are the result of calculations at the 5% and 10% rates established by the Securities and Exchange Commission (the "SEC") and are not intended to forecast future appreciation in the price of the Common Stock.
(4)      Such options were granted on December 7, 1998.
(5)      Such options were granted on June 15, 1999.
(6)      Such options were granted on March 1, 1999.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

         The following table sets forth certain information concerning the exercise in fiscal 1999 of options to purchase Common Stock by the Named Executive Officers and the unexercised options to purchase Common Stock held by such individuals at August 31, 1999.

                                    Value Realized
                       Shares      (Market Price at                                         Value of Unexercised
                     Acquired on     Exercise Less     Number of Unexercised Options        In-the-Money Options
Name                  Exercise      Exercise Price)          At Fiscal Year End            at Fiscal Year-End (1)
----                  --------      ---------------          ------------------            ----------------------
                                                       Exercisable     Unexercisable     Exercisable    Unexercisable
                                                       -----------     -------------     -----------    -------------
Carl DeSantis          165,000        $1,692,958        360,000          437,500        $1,388,135       $237,938

Damon DeSantis          90,000           897,486        368,333          433,667         1,910,433        253,542

Nickolas Palin          40,000           566,828        199,002          507,332           300,322        401,285

Christian Nast               -                 -        203,000          414,000           415,348        211,500

Geary Cotton            15,000           150,308        446,000          386,500         2,686,014        283,123
--------------------

(1) Based on a fiscal year-end value of $12.50 per share. Value is calculated by multiplying (a) the difference between $12.50 and the in-the-money option exercise price by (b) the number of shares of Common Stock underlying the in-the-money option.

Long-Term Incentive and Pension Plans

         The Company does not have any long-term incentive or pension plans.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended August 31, 1999, all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than 10% beneficial owners have been complied with.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         The following table sets forth certain information as of December 15, 1999 concerning the beneficial ownership of the Common Stock by: (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group.


                                               Shares of           Percentage of
                                              Common Stock         Common Stock
Name                                      Beneficially Owned        Outstanding
----                                      ------------------        -----------

Carl DeSantis (1)                          22,045,814 (2)(3)          33.9%
Damon DeSantis (1)                          6,759,222 (3)(4)          10.4
Christian Nast                                406,229 (3)               *
Nickolas Palin                                381,334 (3)               *
Geary Cotton                                  723,811 (3)(5)           1.1
Dean DeSantis (1)                           4,602,042 (3)(6)           7.1
Stanley Leedy                                  91,000 (3)(7)            *
Melvin Stith                                   26,667 (3)               *
CDD Partners, Ltd. (1)                     17,958,613                 27.9
Sylvia DeSantis                            13,495,792 (8)             21.0
All directors and executive officers
as a group (10 persons)                    35,693,838 (9)             52.6
--------------------
*        Less than 1%.

(1) In June 1993, each of Carl DeSantis, Damon DeSantis and Dean DeSantis contributed all shares of Common Stock then owned by them to CDD Partners, Ltd. ("CDD"), a Texas limited partnership of which Carl DeSantis, Damon DeSantis and Dean DeSantis are limited partners and to CDD Management, Inc. ("CDDM"), a Texas corporation and the general partner of CDD. Each of Carl DeSantis, Damon DeSantis and Dean DeSantis has shared beneficial ownership and voting power with respect to all such shares held by CDD. CDD's address is 12770 Coit Road, #850, Dallas, Texas 75251.
(2) Includes 13,495,792 shares owned by Sylvia DeSantis as to which Carl DeSantis has sole voting power. Also includes 7,844,189 shares held by CDD, which represent Carl DeSantis' percentage interest in CDD. Does not include 10,114,424 shares beneficially owned by Dean DeSantis and Damon DeSantis indirectly through CDD.
(3) For each person, includes shares beneficially owned pursuant to currently exercisable stock options or options which will become exercisable within 60 days: Carl DeSantis--540,833 shares; Damon DeSantis--519,000 shares; Dean DeSantis--435,000 shares; Christian Nast--376,000 shares; Nickolas Palin--381,334 shares; Geary Cotton--594,167 shares; Stanley Leedy--90,000 shares; and Melvin Stith--26,667 shares. See "Executive Compensation."
(4) Includes 6,029,712 shares held by CDD which represent Damon DeSantis' percentage interest in CDD. Does not include 11,928,901 shares beneficially owned by Damon DeSantis that are held by CDD, which represent the percentage interest of Carl DeSantis and Dean DeSantis in CDD, and 28,100 shares owned by the wife of Damon DeSantis. Mr. DeSantis disclaims beneficial ownership of his wife's shares.
(5) Does not include 11,194 shares owned by the wife of Geary Cotton, as to which shares Mr. Cotton disclaims beneficial ownership.
(6) Includes 4,084,712 shares held by CDD which represent Dean DeSantis' percentage interest in CDD. Does not include 13,873,901 shares beneficially owned by Dean DeSantis that are held by CDD which represent the percentage interest of Carl DeSantis and Damon DeSantis in CDD, and 19,066 shares beneficially owned by the wife of Dean DeSantis. Mr. DeSantis disclaims beneficial ownership of his wife's shares.
(7) Does not include 8,900 shares owned by the wife of Stanley Leedy, as to which shares Mr. Leedy disclaims beneficial ownership.
(8) Ms. DeSantis' address is 6111 Broken Sound Parkway, NW, Boca Raton, Florida 33487. All of such shares are subject to an irrevocable proxy granted to Carl DeSantis, and 13,158,042 of such shares are further subject to a stock purchase agreement with an irrevocable life insurance trust for the benefit of her children. Such stock purchase agreement provides for significant restrictions on sales or transfers of such shares during her life, and requires the sale of such shares to such trust upon her death.
(9) Includes 3,487,820 shares beneficially owned by directors and executive officers as a group pursuant to currently exercisable stock options or options which will become exercisable within 60 days. See "Executive Compensation."

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               REXALL SUNDOWN, INC.

Dated:  December 28, 1999                      By:  /s/ Carl DeSantis
                                                    -----------------------
                                                    Carl DeSantis,
                                                    Chairman of the Board