Form 10-Q
period 1999-11-30
REXALL SUNDOWN INC
filed 2000-01-14
CIK 901620

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999
                                               -----------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ________

                         Commission File Number 0-21884
                                                -------

                              REXALL SUNDOWN, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Florida                                          59-1688986
-------------------------------                          ----------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


    6111 Broken Sound Parkway, NW, Boca Raton, Florida            33487
       ----------------------------------------                 ----------
       (Address of Principal Executive Offices)                 (Zip Code)

        Registrant's Telephone Number, Including Area Code (561) 241-9400
                                                           ---------------

Indicate by check mark whether Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---    ---
As of January 12, 2000, the number of shares outstanding of the Registrant's Common Stock was 64,216,122.



================================================================================

                              REXALL SUNDOWN, INC.

                                TABLE OF CONTENTS



                                                                       Page No.
                                                                       --------

Part I.    Financial Information

           Item 1.  Financial Statements

           Consolidated Balance Sheets as of
           November 30, 1999 and August 31, 1999.......................    3

           Consolidated Statements of Operations for the
           Three Months Ended November 30, 1999 and 1998...............    4

           Consolidated Statements of Cash Flows for the
           Three Months Ended November 30, 1999 and 1998...............    5

           Consolidated Statement of Shareholders' Equity and
           Comprehensive Income for the Three Months Ended
           November 30, 1999...........................................    6

           Notes to Consolidated Financial Statements..................    7

           Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations............   11

           Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk...........................................   15


Part II.   Other Information...........................................   16


Signatures.............................................................   17

PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)


                                                                    November 30,     August 31,
                                                                        1999           1999
                                                                        ----           ----
                                     ASSETS
Current assets:
     Cash and cash equivalents ...................................   $ 18,568       $  2,124
     Trade accounts receivable, net ..............................     64,563         71,332
     Inventory ...................................................    113,668        114,861
     Prepaid expenses and other current assets ...................     20,264         19,393
     Net current assets of discontinued operations ...............      4,076          4,076
                                                                     --------       --------

              Total current assets ...............................    221,139        211,786

     Property, plant and equipment, net ..........................     68,769         69,274
     Other assets ................................................     15,376         14,291
                                                                     --------       --------

              Total assets .......................................   $305,284       $295,351
                                                                     ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ............................................   $ 29,079       $ 24,381
     Accrued expenses and other current liabilities ..............     32,954         24,280
     Short-term debt .............................................         --         15,000
                                                                     --------       --------

              Total current liabilities ..........................     62,033         63,661

     Other liabilities ...........................................        568            722
                                                                     --------       --------

              Total liabilities ..................................     62,601         64,383
                                                                     --------       --------

Shareholders' equity:
     Preferred stock, $.01 par value; authorized 5,000,000 shares,
         no shares outstanding ...................................         --             --
     Common stock, $.01 par value; authorized 200,000,000 shares, shares issued and outstanding: 64,421,915 and
         64,450,445, respectively ................................        644            644
     Capital in excess of par value ..............................    138,195        137,702
     Retained earnings ...........................................    103,701         92,537
     Accumulated other comprehensive income ......................        143             85
                                                                     --------       --------

              Total shareholders' equity .........................    242,683        230,968
                                                                     --------       --------

              Total liabilities and shareholders' equity .........   $305,284       $295,351
                                                                     ========       ========



                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)


                                                       Three Months Ended
                                                           November 30,
                                                   ----------------------------
                                                       1999            1998
                                                       ----            ----

Net sales ......................................   $    142,098    $    122,064
Cost of sales ..................................         62,465          53,168
                                                   ------------    ------------
         Gross profit ..........................         79,633          68,896
Selling, general and administrative expenses ...         61,383          51,450
                                                   ------------    ------------
     Operating income ..........................         18,250          17,446
Other income (expense):
     Interest income ...........................            118           1,287
     Other income (expense) ....................            445              (7)
     Interest expense ..........................            (75)             (9)
                                                   ------------    ------------
Income before income tax provision .............         18,738          18,717
Income tax provision ...........................          7,045           6,963
                                                   ------------    ------------

Net income .....................................   $     11,693    $     11,754
                                                   ============    ============

Net income per common share:
     Basic .....................................   $       0.18    $       0.16
                                                   ============    ============
     Diluted ...................................   $       0.18    $       0.16
                                                   ============    ============

Weighted average common shares outstanding:
     Basic .....................................     64,434,033      71,321,264
                                                   ============    ============
     Diluted ...................................     65,122,815      72,591,169
                                                   ============    ============











                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               November 30,
                                                                      ----------------------------
                                                                         1999               1998
                                                                         ----               ----
Cash flows provided by (used in) operating activities:
     Net income ...................................................   $ 11,693          $ 11,754
     Adjustments to reconcile net income to net cash provided
         by operating activities:
     Depreciation .................................................      2,813             1,936
     Amortization .................................................      1,166               563
     Loss on sale of property and equipment .......................         --                 9
     Deferred income taxes ........................................       (144)              (44)
     Stock options issued to Rexall Showcase distributors .........        460               465
     Changes in assets and liabilities:
       Trade accounts receivable ..................................      6,769             9,775
       Inventory ..................................................      1,460            (7,956)
       Prepaid expenses and other current assets ..................       (960)             (863)
       Other assets ...............................................     (1,626)           (1,240)
       Accounts payable ...........................................      4,577            (4,677)
       Accrued expenses and other current liabilities .............      8,576             5,563
       Other liabilities ..........................................         19                (3)
                                                                      --------          --------

              Net cash provided by operating activities ...........     34,803            15,282
                                                                      --------          --------

Cash flows provided by (used in) investing activities:
     Acquisition of property, plant and equipment .................     (2,200)           (5,340)
     Acquisition of computer software .............................       (514)           (1,514)
     Purchase of marketable securities ............................         --            (7,871)
     Proceeds from sale of marketable securities ..................         --            28,560
     Proceeds from sale of fixed assets ...........................         --                36
                                                                      --------          --------

              Net cash (used in) provided by investing
                activities ........................................     (2,714)           13,871
                                                                      --------          --------

Cash flows provided by (used in) financing activities:
     Purchase of common stock .....................................       (666)          (51,662)
     Net payments on line of credit ...............................    (15,000)               --
     Exercise of options to purchase common stock .................        141                56
                                                                      --------          --------

              Net cash (used in) provided by financing
                activities ........................................    (15,525)          (51,606)
                                                                      --------          --------

     Effect of exchange rate changes on cash and cash equivalents..       (120)               46
                                                                      --------          --------
     Net increase (decrease) in cash and cash equivalents .........     16,444           (22,407)
     Cash and cash equivalents at beginning of period .............      2,124            87,349
                                                                      --------          --------

              Cash and cash equivalents at end of period ..........   $ 18,568          $ 64,942
                                                                      ========          ========




                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                    (Amounts in thousands, except share data)
                                   (Unaudited)


                                                                                             Accumulated
                                                                    Capital in                  Other
                                              Number      Common     Excess of   Retained   Comprehensive     Comprehensive
                                             of Shares     Stock     Par Value   Earnings      Income            Income
                                             ---------     -----     ---------   --------      ------            ------

Balance at August 31, 1999................  64,450,445      $644     $137,702  $   92,537      $   85
   Net income.............................          --        --           --      11,693          --         $  11,693
   Exercise of stock options..............      35,470        --          141          --          --                --
   Tax benefit from exercise of options...          --        --           29          --          --                --
   Stock options issued to Rexall
     Showcase distributors................          --        --          460          --          --                --
   Repurchase and retirement of common
     stock................................     (64,000)       --         (137)       (529)         --                --
   Cumulative translation
     adjustment...........................          --        --           --          --          58                58
                                            ----------      ----     --------   ---------       -----         ---------
Balance at November 30, 1999..............  64,421,915      $644     $138,195   $ 103,701       $ 143         $  11,751
                                            ==========      ====     ========   =========       =====         =========























                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

1.       Basis of Presentation and Other Matters

                  The accompanying unaudited interim consolidated financial statements of Rexall Sundown, Inc. (the "Company") do not include all disclosures provided in the annual consolidated financial statements of the Company. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1999, as filed with the Securities and Exchange Commission.

                  In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current period's basis of presentation.

2.       Net Income Per Common Share

                  Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. The Company's potentially dilutive common shares consist of common stock options. For the three months ended November 30, 1999, options to purchase approximately 4,793,000 shares of the Company's common stock, $.01 par value (the "Common Stock"), were excluded from the diluted earnings per share calculation, as the exercise prices of these options were greater than the average market price of the Common Stock.

3.       Comprehensive Income

                  For the first quarter of fiscal 2000 and 1999, the only component of other comprehensive income that affected the Company was the foreign currency translation adjustment. Total comprehensive income for the quarters ended November 30, 1999 and 1998 was $11,751 and $11,968, respectively.

4.       Inventory

                  The components of inventory at November 30, 1999 and August 31, 1999 were as follows:

                                                               November 30, 1999      August 31, 1999
                                                               -----------------      ---------------

                  Raw materials, bulk tablets
                     and capsules.........................         $ 57,937               $ 61,842
                  Work in process.........................            5,274                  4,938
                  Finished products.......................           50,457                 48,081
                                                                   --------               --------
                                                                   $113,668               $114,861
                                                                   ========               ========

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

5.       Short-Term Debt

                  In April 1999, the Company entered into a $50,000 line of credit with a financial institution. During the first quarter of fiscal 2000, the Company repaid all amounts borrowed under this line of credit, and accordingly, there were no amounts outstanding under this line of credit at November 30, 1999. In connection with the acquisition of MET-Rx Nutrition, Inc. ("MET-Rx") discussed in note 9, such $50,000 line of credit was replaced by a new $150,000 senior credit facility.

6.       Sales to a Major Customer and Major Products

                  The Company had sales to a national retailer that represented approximately 35% and 29% of net sales for the three months ended November 30, 1999 and 1998, respectively. Additionally, the Company had sales to an affiliate of such national retailer that represented approximately 4% of net sales for each of the three months ended November 30, 1999 and 1998.

                  For the three months ended November 30, 1999 and 1998, net sales of the Osteo Bi-Flex(Registered) line of nutritional supplements containing the two dietary ingredients, glucosamine and chondroitin, which help promote cartilage regeneration and healthy joints, were approximately 13% and 18% of the Company's net sales, respectively, which includes sales to the national retailer discussed above. During the latter part of the fourth quarter of fiscal 1999, the Company introduced Metab-O-Lite, a diet and energy supplement. For the three months ended November 30, 1999, net sales of Metab-O-Lite were approximately 14% of the Company's net sales, which includes sales to the national retailer discussed above. Additionally, during fiscal 1999, the Company introduced Cellasene(Trademark), a dietary supplement formulated for women to help eliminate cellulite. As the ultimate success of this product is dependent upon consumer acceptance, there can be no assurance of the level of future revenues and operating income generated by this product if consumer acceptance does not meet the Company's expectations.

7.       Contingencies

                  The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any such legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
            (Amounts in thousands, except share and per share data)
                                   (Unaudited)
7.       Contingencies, continued

                  In fiscal 1999, several class action complaints alleging violations of the Federal securities laws were filed against the Company and certain of its officers and directors. These suits purport to be on behalf of all persons who were damaged by the purchase of the Company's Common Stock between March 19, 1998 and November 5, 1998. These suits have been consolidated into one action styled In re Rexall Sundown, Inc. Securities Litigation, Case No. 98-8798-CIV-Dimitrouleas, in the United States District Court for the Southern District of Florida. The Company and the named officers and directors believe that the allegations contained in this action are without merit. Although the Company and the named officers and directors will vigorously defend against this action, there can be no assurance that they will ultimately prevail in their defense. The Company and the named officers and directors have filed a Motion to Dismiss all claims which remains pending. All discovery has been stayed pending resolution of the Motion to Dismiss by the Court.

8.       Segment Reporting

                  The Company develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products. The Company distributes its products through three channels of distribution: sales to retailers, direct sales through independent distributors, and mail order. Each distribution channel is managed separately and requires a unique marketing strategy directed at the end-user. As a result, the Company's reportable segments are aligned with these channels of distribution. The sales to retailers segment markets and sells vitamins and nutritional supplements, using a multi-brand strategy to access different retail channels, including mass merchandisers, drug stores, supermarkets, club stores, dollar stores and health food stores. Rexall Showcase International, Inc. ("Rexall Showcase"), through its independent distributors, markets and sells unique health and wellness products, which include weight management products, homeopathic remedies, personal care products, dietary and sports nutrition supplements and water filtration systems. The Company's mail order division markets and sells vitamins and nutritional supplements directly to consumers through catalogs and direct mailings. Intersegment sales, which are eliminated in consolidation, were not significant. The table below presents financial information related to the Company's reportable segments for the quarters ended November 30, 1999 and 1998.

                                                                   For the Three Months Ended November 30,
                                                                  ----------------------------------------
                                                                     1999                          1998
                                                                  ---------                     ----------
         Net sales
         Sales to retailers.................................      $  98,006                     $   76,378
         Direct sales.......................................         40,848                         41,855
         Mail order.........................................          3,244                          3,831
                                                                  ---------                     ----------
              Total.........................................      $ 142,098                     $  122,064
                                                                  =========                     ==========

         Operating income
         Sales to retailers.................................      $  18,914                     $   11,323
         Direct sales.......................................         (1,046)                         5,860
         Mail order.........................................            382                            263
                                                                  ---------                     ----------
              Total.........................................      $  18,250                     $   17,446
                                                                  =========                     ==========

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

8.       Segment Reporting, continued

                  Total assets by reportable segment at November 30, 1999 and August 31, 1999 are as follows:

                                                     November 30,   August 31,
                                                         1999          1999
                                                    -------------   -----------
         Total assets
         Sales to retailers.....................      $ 261,867      $ 249,714
         Direct sales...........................         38,896         41,710
         Mail order.............................          4,521          3,927
                                                      ---------      ---------
              Total.............................      $ 305,284      $ 295,351
                                                      =========      =========

                  The reconciliation of operating profit to consolidated income before income tax provision is as follows:
                                                            1999         1998
                                                         --------       -------
         Operating income............................     $18,250       $17,446
         Interest income (1).........................         118         1,287
         Interest expense (1)........................         (75)           (9)
         Other income (expense)......................         445            (7)
                                                          -------       -------
              Income before income tax provision.....     $18,738       $18,717
                                                          =======       =======

         (1) Corporate interest income and interest expense are not included at the segment level as significant financing decisions are centralized at the corporate level.

9.       Subsequent Events

         On January 7, 2000, the Company completed its previously announced purchase of privately-held MET-Rx, a leader in the sports nutrition and bar categories, for total consideration of approximately $108,000, exclusive of transaction fees. The acquisition of MET-Rx will be accounted for as a purchase and was financed, in part, by a new $150,000 unsecured senior credit facility. The senior credit facility, which is guaranteed by the Company's domestic subsidiaries and is subject to compliance with certain financial covenants and ratios, is comprised of a $125,000 three-year revolving credit facility and a $25,000 364 day facility. The credit facility currently bears interest at LIBOR plus 1.125%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained in this Quarterly Report.

         The Company develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products. The Company distributes its products using three channels of distribution: sales to retailers, direct sales through independent distributors, and mail order. The sales to retailers segment markets and sells vitamins and nutritional supplements using a multi-brand strategy to access different retail channels including mass merchandisers, drug stores, supermarkets, club stores and health food stores. Rexall Showcase, the Company's direct sales subsidiary, through its independent distributors, markets and sells unique health and wellness products, which include weight management products, homeopathic remedies, personal care products, dietary and sports nutrition supplements and water filtration systems. The Company's mail order division markets and sells vitamins and nutritional supplements directly to consumers through catalogs and direct mailings.

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

         Gross margins are impacted by changes in the relative sales mix among the Company's channels of distribution. In particular, gross margins are positively impacted if sales of the Company's direct sales subsidiary, Rexall Showcase, increase as a percentage of net sales because such products command a higher gross margin. In a related manner, selling, general and administrative expenses as a percentage of net sales are typically higher if sales of Rexall Showcase increase as a percentage of net sales because of the commissions paid to Rexall Showcase's independent distributors. Conversely, if Rexall Showcase's sales as a percentage of net sales decrease, gross margins will be negatively impacted and selling, general and administrative expenses will decrease as a percentage of net sales. Historically, operating margins from sales to retailers and mail order have been higher than operating margins from the Rexall Showcase division. For fiscal 2000, the Company expects that Rexall Showcase's net sales as a percentage of total net sales will be less than that achieved in fiscal 1999.

MET-Rx Acquisition

         On January 7, 2000, the Company completed its previously announced purchase of privately-held MET-Rx Nutrition, Inc. ("MET-Rx"), a leader in the sports nutrition and bar categories, for total consideration of approximately $108 million, exclusive of transaction fees. The acquisition of MET-Rx will be accounted for as a purchase and was financed, in part, by a new $150 million unsecured senior credit facility. The senior credit facility, which is guaranteed by the Company's domestic subsidiaries and is subject to compliance with certain financial covenants and ratios, is comprised of a $125 million three-year revolving credit facility and a $25 million 364 day facility. The credit facility currently bears interest at LIBOR plus 1.125%.

Results of Continuing Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                           Three Months Ended November 30,
                                                         1999                          1998
                                                         ----                          ----

     Net sales........................................   100.0%                        100.0%
     Cost of sales....................................    44.0                          43.6
                                                        ------                        ------
           Gross profit...............................    56.0                          56.4
     Selling, general and administrative expenses.....    43.2                          42.1
                                                        ------                        ------
           Operating income...........................    12.8                          14.3
     Other income, net................................     0.4                           1.0
                                                       -------                       -------
           Income before income tax provision.........    13.2                          15.3
           Income tax provision.......................     5.0                           5.7
                                                       -------                       -------
           Net income.................................     8.2%                          9.6%
                                                       =======                       =======

                Three Months Ended November 30, 1999 Compared to
                      Three Months Ended November 30, 1998
                ------------------------------------------------

         Net sales for the three months ended November 30, 1999 were $142.1 million, an increase of $20.0 million or 16.4% over the comparable period in fiscal 1999. Net sales to retailers were $98.0 million, a $21.6 million increase or 28.3% over the first quarter of fiscal 1999. The increase in sales to retailers was primarily attributable to the approximately $20.1 million in net sales of Metab-O-Lite, a diet and energy supplement which the Company introduced late in the fourth quarter of fiscal 1999. Additionally, net sales increased as a result of expanded distribution to the Company's existing retail customers. Net sales of Rexall Showcase for the three months ended November 30, 1999 decreased $1.0 million or 2.4% as compared to the first quarter of fiscal 1999, which resulted primarily from a decline in the U.S. business, partially offset by an increase in international net sales principally due to operations in Japan and Taiwan, which commenced in May 1999 and November 1998, respectively. The Company believes that the decline in Rexall Showcase's U.S. business in the first quarter of fiscal 2000 was primarily due to an overall softening in the domestic direct selling industry, which has impacted the recruitment of new distributors for Rexall Showcase. Net sales of the Company's mail order segment, decreased by $0.6 million to $3.2 million or a 15.3% decline over the comparable period in fiscal 1999.

         Gross profit for the three months ended November 30, 1999 was $79.6 million, an increase of $10.7 million or 15.6% over the comparable period in fiscal 1999. As a percentage of net sales, gross profit decreased from 56.4% for the three months ended November 30, 1998 to 56.0% for the three months ended November 30, 1999. The percentage decrease in gross profit was primarily due to net sales to retailers constituting a higher percentage of the Company's total net sales (69.0% of total Company net sales for the first quarter of fiscal 2000 compared to 62.6% for the first quarter of fiscal 1999). As noted above, Rexall Showcase products have a higher gross margin than products sold to retailers and, as such, the Company's gross margins decline as Rexall Showcase's net sales decrease as a percentage of total net sales. This decrease, however, was partially offset by lower product royalty expenses in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

         SG&A expenses for the three months ended November 30, 1999 were $61.4 million, an increase of $9.9 million or 19.3% over the comparable period in fiscal 1999. As a percentage of net sales, SG&A increased from 42.1% for the three months ended November 30, 1998 to 43.2% for the three months ended November 30, 1999. This increase was partially the result of increased advertising expenses, as the Company continued its strategy to support its nationally branded products. For the first quarter of fiscal 2000, the Company spent approximately $6.3 million in consumer advertising as compared to $1.9 million for the first quarter of fiscal 1999. Also contributing to the increase in SG&A expenses were $5.2 million of costs incurred by Rexall Showcase as a result of the commencement of operations in Japan and Taiwan and the continued development of its international infrastructure. However, as a percentage of total Company net sales, these increases in SG&A were partially offset by product mix, as Rexall Showcase sales comprised a smaller percentage of net sales for the three months ended November 30, 1999 as compared to the 1998 period.

         Other income, net (which is comprised of interest income, interest expense and other income/expense), decreased from $1.3 million in the first quarter of fiscal 1999 to $0.5 million in the first quarter of fiscal 2000. The decrease was primarily due to a reduction in interest income, which is derived from the investment of the Company's available cash balances, which were lower in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 primarily due to the implementation of the Company's share repurchase programs. Since September 29, 1998, the inception of the Company's share repurchase programs, through November 30, 1999, the Company has repurchased and retired 8,283,200 shares of the Company's Common Stock for a total cost of $125.5 million. Partially offsetting the decrease in interest income, other income increased approximately $0.4 million primarily as a result of foreign currency transaction gains recorded during the first quarter of fiscal 2000.

         Income before income tax provision was $18.7 million for the three months ended November 30, 1999, which was unchanged from the $18.7 million recorded in the same period in fiscal 1999. As a percentage of net sales, income before income tax provision decreased from 15.3% for the three months ended November 30, 1998 to 13.2% for the three months ended November 30, 1999. Net income was $11.7 million for the first quarter of fiscal 2000, a decrease of $0.1 million or less than 1% from the prior year's comparable quarter. As a percentage of net sales, the decrease in income before income tax provision and net income was primarily due to the reasons discussed above.

Seasonality

         The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase, which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

Liquidity and Capital Resources

         The Company had working capital of $159.1 million at November 30, 1999, compared to $148.1 million at August 31, 1999. This increase was primarily due to an increase in cash and cash equivalents and a reduction in short-term debt, partially offset by a reduction in accounts receivable, and increases in accounts payable and accrued expenses and other current liabilities.

         Net cash provided by operating activities for the three months ended November 30, 1999 was $34.8 million compared to $15.3 million for the comparable period in fiscal 1999. The increase in cash provided by operating activities was primarily due to an increase in income before depreciation and amortization expenses, as well as an increase in cash provided by working capital. With regard to investing activities, the Company used $2.7 million for property, plant and equipment and computer software capital expenditures during the first quarter of fiscal 2000, primarily relating to the retrofit of the Company's manufacturing facility as well as additions to Rexall Showcase's global information infrastructure. Net cash used in financing activities was $15.5 million for the three months ended November 30, 1999, primarily due to the $15.0 million repayment of borrowings on a line of credit.

         The Company believes that its existing cash balances, internally generated funds from operations and the Company's new credit facility will provide the liquidity necessary to satisfy the Company's working capital needs, including the purchase and maintenance of inventory, the financing of the Company's accounts receivable and anticipated capital expenditures, as well as any future repurchase of shares under the Company's share repurchase program or acquisitions.

Inflation

         Inflation has not had a significant impact on the Company in the past three years nor is it expected to have a significant impact in the foreseeable future.

Year 2000 Issues

         Prior to January 1, 2000, the Company identified the scope of any Year 2000 problems with regard to internal computer based systems, prepared test scripts in order to determine whether these systems were Year 2000 compliant and implemented the test scripts by conducting appropriate testing in order to confirm actual compliance. The Company also identified and completed testing the applicable internal non-computer systems, which could have been affected by Year 2000. As a result of these tests and preparation, and the passage of time into the year 2000 through the date of this report, the Company has not experienced any business disruption or other problems in relation to the Year 2000 issue. Although the Company believes that both its computer and non-computer-based systems are Year 2000 compliant, the Company will continue to monitor its internal computer and non-computer-based systems, as all potential Year 2000 problems may have yet to be experienced.

Forward-Looking Statements

         This report may contain certain "forward-looking statements" as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, economic performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature, involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, government regulation, managing and maintaining growth, the effect of adverse publicity, litigation, reliance on independent distributors of Rexall Showcase, the centralized location of the Company's manufacturing operations, availability of raw materials, risks associated with international operations, competition, product liability claims, volatility of stock price and those factors described in the Company's filings with the Securities and Exchange Commission.

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

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           27       Financial Data Schedule (for SEC use only)

                  (b)      Reports on Form 8-K.

                           Form 8-K filed on December 16, 1999
                           Form 8-K filed on January 14, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REXALL SUNDOWN, INC.


Date:    January 14,1999               By: /s/ Damon DeSantis
                                           -------------------------------------
                                           Damon DeSantis, President and Chief
                                           Executive Officer


Date:    January 14, 1999              By: /s/ Geary Cotton
                                          --------------------------------------
                                          Geary Cotton, Chief Financial Officer,
                                          Treasurer and Chief Accounting Officer