Form 10-Q
period 2000-02-29
REXALL SUNDOWN INC
filed 2000-04-14
CIK 901620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000
                                               -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from       to
                                                 -------   ----------

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

        Registrant's Telephone Number, Including Area Code (561) 241-9400
                                                           --------------


Indicate by check mark whether Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---    ----

As of April 12, 2000, the number of shares outstanding of the Registrant's Common Stock was 63,965,319.

                              REXALL SUNDOWN, INC.

                                TABLE OF CONTENTS


                                                                                          Page No.
                                                                                          --------

Part I.           Financial Information
                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  February 29, 2000 and August 31, 1999.................................        3

                  Consolidated Statements of Operations for the
                  Three and Six Months Ended February 29, 2000 and
                  February 28, 1999.....................................................        4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended February 29, 2000 and February 28, 1999..............        5

                  Consolidated Statement of Shareholders' Equity and
                  Comprehensive Income for the
                  Six Months Ended February 29, 2000....................................        6

                  Notes to Consolidated Financial Statements............................        7

                  Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations......................       12



Part II.          Other Information.....................................................       19


Signatures..............................................................................       21


PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                                    February 29,       August 31,
                                                                                                       2000              1999
                                                                                                       ----              ----
                                         ASSETS
Current assets:
     Cash and cash equivalents ...........................................................             $     --           $  2,124
     Trade accounts receivable, net ......................................................               84,988             71,332
     Inventory ...........................................................................              129,853            114,861
     Prepaid expenses and other current assets ...........................................               21,531             19,393
     Net current assets of discontinued operations .......................................                4,076              4,076
                                                                                                       --------           --------

              Total current assets .......................................................              240,448            211,786

     Property, plant and equipment, net ..................................................               69,592             69,274
     Goodwill, net .......................................................................              100,480                 --
     Other assets ........................................................................               17,061             14,291
                                                                                                       --------           --------

              Total assets ...............................................................             $427,581           $295,351
                                                                                                       ========           ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................................................             $ 44,205           $ 24,381
     Accrued expenses and other current liabilities ......................................               36,893             24,280
     Short-term debt .....................................................................                2,898             15,000
                                                                                                       --------           --------

              Total current liabilities ..................................................               83,996             63,661

     Long-term debt ......................................................................               90,842                 --
     Other liabilities ...................................................................                  384                722
                                                                                                       --------           --------

              Total liabilities ..........................................................              175,222             64,383
                                                                                                       --------           --------

Shareholders' equity:
     Preferred stock, $.01 par value; authorized 5,000 shares,
         no shares outstanding ...........................................................                   --                 --
     Common stock, $.01 par value; authorized 200,000 shares,
         shares issued and outstanding: 63,814 and
         64,450, respectively ............................................................                  638                644
     Capital in excess of par value ......................................................              138,237            137,702
     Retained earnings ...................................................................              113,396             92,537
     Accumulated other comprehensive income ..............................................                   88                 85
                                                                                                       --------           --------

              Total shareholders' equity .................................................              252,359            230,968
                                                                                                       --------           --------

              Total liabilities and shareholders' equity .................................             $427,581           $295,351
                                                                                                       ========           ========

                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                         Three Months Ended                 Six Months Ended
                                                                      February 29,   February 28,       February 29,  February 28,
                                                                          2000          1999                2000          1999
                                                                          ----          ----                ----          ----

Net sales ......................................................       $ 176,329        $ 138,990        $ 318,427        $ 261,054
Cost of sales ..................................................          82,287           63,549          144,752          116,717
                                                                       ---------        ---------        ---------        ---------
         Gross profit ..........................................          94,042           75,441          173,675          144,337
Selling, general and administrative expenses ...................          65,424           50,416          126,807          101,866
                                                                       ---------        ---------        ---------        ---------
         Operating income ......................................          28,618           25,025           46,868           42,471
Other (expense) income:
     Interest expense ..........................................          (1,063)              (1)          (1,138)             (10)
     Interest income ...........................................             153              836              271            2,123
     Other (expense) income ....................................            (117)              (6)             328              (13)
                                                                       ---------        ---------        ---------        ---------
Income before income tax provision .............................          27,591           25,854           46,329           44,571
Income tax provision ...........................................          10,622            9,642           17,667           16,605
                                                                       ---------        ---------        ---------        ---------

Net income .....................................................       $  16,969        $  16,212        $  28,662        $  27,966
                                                                       =========        =========        =========        =========


Net income per common share:
     Basic......................................................       $    0.26        $    0.24        $    0.45        $    0.40
                                                                       =========        =========        =========        =========
     Diluted....................................................       $    0.26        $    0.23        $    0.44        $    0.39
                                                                       =========        =========        =========        =========

Weighted average common shares outstanding:
     Basic .....................................................          64,062           68,377           64,248           69,857
                                                                       =========        =========        =========        =========
     Diluted ...................................................          65,010           69,578           65,068           71,092
                                                                       =========        =========        =========        =========


                             See accompanying notes

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                          Six Months Ended
                                                                                                     --------------------------
                                                                                                    February 29,        February 28,
                                                                                                        2000               1999
                                                                                                        ----               ----
Cash flows provided by (used in) operating activities:
     Net income ..........................................................................           $  28,662          $  27,966
     Adjustments to reconcile net income to net cash provided
         by operating activities:
     Depreciation ........................................................................               5,742              4,135
     Amortization ........................................................................               3,132              1,175
     Loss on sale of property and equipment ..............................................                   1                  9
     Deferred income taxes ...............................................................                (312)              (177)
     Stock options issued to Rexall Showcase distributors ................................                 914                870
     Changes in assets and liabilities, net of effects of acquisition:
       Trade accounts receivable .........................................................                (999)           (13,144)
       Inventory .........................................................................              (2,837)             5,023
       Prepaid expenses and other current assets .........................................              (1,285)            (2,010)
       Other assets ......................................................................              (3,429)               123
       Accounts payable ..................................................................               7,178             (4,565)
       Accrued expenses and other current liabilities ....................................               6,891             12,732
       Other liabilities .................................................................                 (58)               (55)
                                                                                                     ---------          ---------

              Net cash provided by operating activities ..................................              43,600             32,082
                                                                                                     ---------          ---------

Cash flows provided by (used in) investing activities:
     Acquisition of property, plant and equipment ........................................              (6,158)           (11,686)
     Acquisition of computer software ....................................................              (1,258)            (2,532)
     Business acquired in a purchase transaction, net of cash acquired ...................            (108,590)                --
     Purchase of marketable securities ...................................................                  --            (13,428)
     Proceeds from sale of marketable securities .........................................                  --             45,473
     Proceeds from sale of fixed assets ..................................................                  --                 37
                                                                                                     ---------          ---------

              Net cash (used in) provided by investing activities ........................            (116,006)            17,864
                                                                                                     ---------          ---------

Cash flows provided by (used in) financing activities:
     Purchase of common stock ............................................................              (9,513)           (99,999)
     Net payments on short-term line of credit ...........................................             (15,000)                --
     Borrowing on long-term debt .........................................................             102,516                 --
     Payments on long-term debt ..........................................................              (8,500)                --
     Exercise of options to purchase common stock ........................................               1,088                977
                                                                                                     ---------          ---------

              Net cash provided by (used in) financing activities ........................              70,591            (99,022)
                                                                                                     ---------          ---------

     Effect of exchange rate changes on cash and cash equivalents ........................                (309)               (13)
                                                                                                     ---------          ---------
     Net decrease in cash and cash equivalents ...........................................              (2,124)           (49,089)
     Cash and cash equivalents at beginning of period ....................................               2,124             87,349
                                                                                                     ---------          ---------

              Cash and cash equivalents at end of period..................................           $      --          $  38,260
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

                                                                                                         Accumulated
                                                                            Capital in                      Other
                                                 Number         Common       Excess of      Retained    Comprehensive  Comprehensive
                                                of Shares        Stock       Par Value       Earnings        Income        Income
                                                ---------        -----       ---------       --------        ------        ------
Balance at August 31, 1999 .................    64,450,445    $       644    $   137,702    $    92,537    $        85
   Net income ..............................            --             --             --         28,662             --   $    28,662
   Exercise of stock options ...............       233,430              2          1,253             --             --            --
   Tax benefit from exercise of options ....            --             --            237             --             --            --
   Stock options issued to Rexall
     Showcase distributors .................            --             --            914             --             --            --
   Repurchase and retirement of common
     stock .................................      (870,201)            (8)        (1,869)        (7,803)            --            --
   Cumulative translation
     adjustment ............................            --             --             --             --              3             3
                                               -----------    -----------    -----------    -----------    -----------   -----------
Balance at February 29, 2000 ...............    63,813,674    $       638    $   138,237    $   113,396    $        88   $    28,665
                                               ===========    ===========    ===========    ===========    ===========   ===========


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

2.       Net Income Per Common Share

                  Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. The Company's potentially dilutive common shares consist of common stock options. For the three months ended February 29, 2000, options to purchase approximately 3,956,000 shares of the Company's common stock, $.01 par value (the "Common Stock"), were excluded from the diluted earnings per share calculation, as the exercise prices of these options were greater than the average market price of the Common Stock.

3.       Comprehensive Income

                  For the second quarter and first six months of fiscal 2000 and 1999, the only component of other comprehensive income that affected the Company was the foreign currency translation adjustment. Total comprehensive income for the three months ended February 29, 2000 and February 28, 1999 was $16,914 and $16,064, respectively. Total comprehensive income for the six months ended February 29, 2000 and February 28, 1999 was $28,665 and $28,032, respectively.

4.       Inventory

                  The components of inventory at February 29, 2000 and August 31, 1999 were as follows:

                                                               February 29, 2000              August 31, 1999
                                                               -----------------              ---------------
                  Raw materials, bulk tablets
                     and capsules.........................        $  61,006                      $  61,842
                  Work in process.........................            5,168                          4,938
                  Finished products.......................           63,679                         48,081
                                                                 ----------                     ----------
                                                                   $129,853                       $114,861
                                                                 ==========                     ==========

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                Continued (Amounts in thousands, except share and
                                 per share data)
                                   (Unaudited)


5.       Debt

                  In April 1999, the Company entered into a $50,000 line of credit with a financial institution, which was repaid in full in November 1999 and canceled in January 2000. In connection with the acquisition of MET-Rx Nutrition, Inc. ("MET-Rx") discussed in note 9 herein, the Company entered into a new $175,000 unsecured senior credit facility. The senior credit facility, which is guaranteed by the Company's domestic subsidiaries and is subject to compliance with certain financial covenants and ratios, is comprised of a $145,000 three-year revolving credit facility and a $30,000 364-day facility. The credit facility currently bears interest at LIBOR plus 1.125%, which will adjust quarterly based on calculations of the Company's debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio.

6.       Sales to a Major Customer and Major Products

                  The Company had sales to a national retailer that represented approximately 27% and 26% of net sales for the three months ended February 29, 2000 and February 28, 1999, respectively, and approximately 30% and 28% of net sales for the six months ended February 29, 2000 and February 28, 1999, respectively. Additionally, the Company had sales to an affiliate of such national retailer that represented approximately 8% and 4% of net sales for the three months ended February 29, 2000 and February 28, 1999, respectively, and approximately 6% and 4% of net sales for the six months ended February 29, 2000 and February 28, 1999, respectively.

                  For each of the three months ended February 29, 2000 and February 28, 1999, net sales of the Osteo Bi-Flex(R) line of nutritional supplements were approximately 17% of the Company's net sales. For the six months ended February 29, 2000 and February 28, 1999, Osteo Bi-Flex net sales were approximately 15% and 17% of the Company's net sales, respectively. During the latter part of the fourth quarter of fiscal 1999, the Company introduced Metab-O-Lite, a diet and energy supplement. For the three and six months ended February 29, 2000, net sales of the Metab-O-Lite line of products were approximately 13% and 14% of the Company's net sales, respectively.

                  During the latter part of the second quarter of fiscal 1999, the Company introduced Cellasene(TM), a dietary supplement formulated for women to help eliminate cellulite, which became one of the best-selling supplements introduced in the vitamin, mineral and supplement industry during 1999. Despite the early success of Cellasene, consumer demand for this product has declined significantly from previous levels. As of February 29, 2000, the Company had approximately $20,000 of Cellasene included in inventory. The Company is currently finalizing its marketing plans for Cellasene, which will include a strategy for the disposition of the Cellasene inventory maintained by the Company.

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

                  In fiscal 1999, several class action complaints alleging violations of the Federal securities laws were filed against the Company and certain of its officers and directors. The Company and the named officers and directors filed a Motion to Dismiss all claims and on March 29, 2000, the United States District Court for the Southern District of Florida granted the Company's Motion to Dismiss the consolidated class action complaint against the Company and certain of its officers and directors. By entering its final order of dismissal, which the plaintiffs can appeal, the court ruled that the plaintiffs had failed to state a claim. On April 12, 2000, the plaintiffs filed a Motion to Alter and/or Amend the Judgment.

                  In January 2000, the Office of the Florida Attorney General commenced an administrative investigation into the practices of Rexall Showcase International, Inc. ("Rexall Showcase") under the authority of the Florida Deceptive and Unfair Trade Practices Act. Rexall Showcase is cooperating with the Attorney General and has provided non-confidential documents requested by the Attorney General. Rexall Showcase filed a petition with the Palm Beach County Circuit Court on March 23, 2000 to modify the subpoena to prevent disclosure of Rexall Showcase's confidential trade secrets and other private information to third parties. The Company believes that Rexall Showcase has conducted its business in compliance with all applicable Florida laws.

8.       Segment Reporting

                  The Company develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products. The Company distributes its products through three channels of distribution: sales to retailers, direct sales through independent distributors, and mail order (see note 10 regarding the Company's sale of the mail order division). Each distribution channel is managed separately and requires a unique marketing strategy directed at the end-user. As a result, the Company's reportable segments are aligned with these channels of distribution. The sales to retailers segment markets and sells vitamins and nutritional supplements, using a multi-brand strategy to access different retail channels, including mass merchandisers, drug stores, supermarkets, club stores, dollar stores, convenience stores, fitness centers and health food stores. Rexall Showcase, through its independent business owners, markets and sells unique health and wellness products, which include weight management products, homeopathic remedies, personal care products, dietary and sports nutrition supplements and water filtration systems. The Company's mail order division marketed and sold vitamins and nutritional supplements directly to consumers through catalogs and direct mailings. Intersegment sales, which are eliminated in consolidation, were not significant. The table below presents financial information related to the Company's reportable segments for the three and six months ended February 29, 2000 and February 28, 1999.

                      REXALL SUNDOWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                Continued (Amounts in thousands, except share and
                                 per share data)
                                   (Unaudited)


8.      Segment Reporting, continued

                                                              Three Months Ended                            Six Months Ended
                                                        February 29,         February 28,           February 29,       February 28,
                                                           2000                 1999                    2000               1999
                                                           ----                 ----                    ----               ----
        Net sales
        Sales to retailers .........................      $134,519              $ 93,995              $232,525            $170,373
        Direct sales ...............................        38,554                41,145                79,402              83,000
        Mail order .................................         3,256                 3,850                 6,500               7,681
                                                          --------              --------              --------            --------
         Total ...................................        $176,329              $138,990              $318,427            $261,054
                                                          ========              ========              ========            ========

                                                                Three Months Ended                          Six Months Ended
                                                          February 29,         February 28,        February 29,         February 28,
                                                             2000                 1999                 2000                 1999
                                                             ----                 ----                 ----                 ----
        Operating income
        Sales to retailers ...........................    $ 29,851              $ 19,071             $ 48,765              $ 30,394
        Direct sales .................................      (1,320)                5,465               (2,366)               11,325
        Mail order ...................................          87                   489                  469                   752
                                                           --------              --------             --------              --------
         Total .....................................      $ 28,618              $ 25,025             $ 46,868              $ 42,471
                                                           ========              ========             ========              ========


                  Total assets by reportable segment at February 29, 2000 and August 31, 1999 were as follows:

                                                                      February 29,                     August 31,
                                                                         2000                             1999
                                                                     -------------                      --------
         Total assets
         Sales to retailers.................................           $  378,405                     $  249,714
         Direct sales.......................................               43,788                         41,710
         Mail order.........................................                5,388                          3,927
                                                                        ---------                      ---------
              Total.........................................            $ 427,581                      $ 295,351
                                                                        =========                      =========

                  The reconciliation of operating profit to consolidated income before income tax provision is as follows:

                                                                       Three Months Ended                  Six Months Ended
                                                                 February 29,     February 28,       February 29,      February 28,
                                                                     2000             1999               2000               1999
                                                                     ----             ----               ----               ----
         Operating income ....................................... $ 28,618           $ 25,025           $ 46,868           $ 42,471
         Interest income (1) ....................................      153                836                271              2,123
         Interest expense (1) ...................................   (1,063)                (1)            (1,138)               (10)
         Other (expense) income .................................     (117)                (6)               328                (13)
                                                                  --------           --------           --------           --------
              Income before income tax provision ...............  $ 27,591           $ 25,854           $ 46,329           $ 44,571
                                                                  ========           ========           ========           ========

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

9.       MET-Rx Acquisition

                  On January 7, 2000, the Company completed the purchase of MET-Rx, a leader in the sports nutrition category, for total consideration of $111,000, inclusive of transaction fees. The acquisition of MET-Rx was accounted for as a purchase and was financed, in part, by the Company's $175,000 senior credit facility, as discussed in note 5. The pro forma net sales, net income and diluted earnings per share for the six months ended February 29, 2000 and February 28, 1999, presented below, were prepared as if the acquisition had occurred on September 1, 1998.

                                                             Six Months Ended              Six Months Ended
                                                             February 29, 2000             February 28, 1999
                                                            ------------------             -----------------
         Net sales....................................        $ 348,968                       $ 304,175
         Net income...................................           23,194                          24,028
         Diluted earnings per share...................           $0.36                           $0.34


10.      Subsequent Events

                  On March 17, 2000, the Company entered into a receivable securitization program to sell without recourse, through its wholly owned non-consolidated special purpose corporation, certain trade accounts receivable, up to a maximum of $30,000. The proceeds from the program will be used to reduce borrowings under the Company's senior credit facility. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

                  On March 23, 2000, the Company completed the purchase of Worldwide Sport Nutritional Supplements Inc. ("Worldwide"), a leader in the sports nutrition category, for total consideration of $71,500, exclusive of transaction fees. The transaction, which will be accounted for as a purchase, was financed by the Company's senior credit facility, discussed in note 5.

               On April 13, 2000, the Company completed the sale of SDV, the Company's catalog and mail order division.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained in this Quarterly Report.

         The Company develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products. The Company distributes its products through three channels of distribution: sales to retailers, direct sales through independent distributors, and mail order (as noted in note 10 above, the Company recently completed the sale of the mail order division). The sales to retailers segment markets and sells vitamins and nutritional supplements using a multi-brand strategy to access different retail channels including mass merchandisers, drug stores, supermarkets, club stores, convenience stores, fitness centers and health food stores. Rexall Showcase, the Company's direct sales subsidiary, through its independent business owners, markets and sells unique health and wellness products, which include weight management products, homeopathic remedies, personal care products, dietary and sports nutrition supplements and water filtration systems. The Company's mail order division marketed and sold vitamins and nutritional supplements directly to consumers through catalogs and direct mailings.

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

         Revenue from the sale of the Company's products is recognized at the time products are shipped. Net sales are net of all estimated discounts, allowances, returns and credits. Initial costs associated with acquiring sales agreements with certain retail customers are amortized over the expected term of the relevant agreement and the amortization of such costs is recorded as a reduction in net sales. Cost of goods sold includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. The majority of the Company's products are in tablet, softgel or two-piece capsule forms, and with the completion of the MET-Rx and Worldwide acquisitions, products are now available in powder, liquid and bar forms.

         Gross margins are impacted by changes in the relative sales mix among the Company's channels of distribution. In particular, gross margins are negatively impacted if sales of the Company's direct sales subsidiary, Rexall Showcase, decrease as a percentage of net sales because such products command a higher gross margin. In a related manner, selling, general and administrative expenses as a percentage of net sales are typically lower if sales of Rexall Showcase decrease as a percentage of net sales. Conversely, if Rexall Showcase's sales as a percentage of net sales increase, gross margins will be positively impacted and selling, general and administrative expenses will increase as a percentage of net sales. Historically, operating margins from sales to retailers and mail order have been higher than operating margins from the Rexall Showcase division. As a result of the MET-Rx and Worldwide acquisitions, whose net sales are classified in the sales to retailers segment, as well as a continual softening in the domestic direct selling industry, Rexall Showcase's net sales as a percentage of total net sales for fiscal 2000 will be less than that achieved in fiscal 1999.

MET-Rx Acquisition

         On January 7, 2000, the Company completed the purchase of MET-Rx, a leader in the sports nutrition category, for total consideration of $111.0 million inclusive of transaction fees. The acquisition of MET-Rx was accounted for as a purchase and was financed, in part, by the Company's $175.0 million senior credit facility. The senior credit facility, which is guaranteed by the Company's domestic subsidiaries and is subject to compliance with certain financial covenants and ratios, is comprised of a $145.0 million three-year revolving credit facility and a $30.0 million 364-day facility. The credit facility currently bears interest at LIBOR plus 1.125%, which will adjust quarterly based on calculations of the Company's debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio.

Worldwide Acquisition

         On March 23, 2000, the Company completed the purchase of Worldwide Sport Nutritional Supplements Inc., a leader in the sports nutrition category, for total consideration of $71.5 million, exclusive of transaction fees. The transaction, which will be accounted for as a purchase, was financed by the Company's senior credit facility.

SDV Divestiture

         On April 13, 2000, the Company completed the sale of SDV, the Company's catalog and mail order division. As a result of the divestment of SDV, the Company expects to record a gain on the transaction in the third quarter of fiscal 2000.

Results of Continuing Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                            Three Months Ended             Six Months Ended
                                                        February 29,  February 28,    February 29,  February 28,
                                                           2000          1999             2000          1999
                                                       -----------    -----------     ------------  --------

     Net sales........................................      100.0%        100.0%           100.0%        100.0%
     Cost of sales....................................       46.7          45.7             45.5          44.7
                                                           ------        ------           ------        ------
           Gross profit...............................       53.3          54.3             54.5          55.3
     Selling, general and administrative
         expenses.....................................       37.1          36.3             39.8          39.0
                                                           ------        ------           ------        ------
           Operating income...........................       16.2          18.0             14.7          16.3
     Other (expense) income, net......................       (0.6)          0.6             (0.2)          0.8
                                                           ------        ------           ------        ------
           Income before income tax provision.........       15.6          18.6             14.5          17.1
           Income tax provision.......................        6.0           6.9              5.5           6.4
                                                           ------        ------           ------        ------
           Net income.................................        9.6%         11.7%             9.0%         10.7%
                                                           ======         =====           ======         =====


                Three Months Ended February 29, 2000 Compared to
                      Three Months Ended February 28, 1999
                      ------------------------------------


         Net sales for the three months ended February 29, 2000 were $176.3 million, an increase of $37.3 million or 26.9% over the comparable period in fiscal 1999. The increase was due to the increase in net sales to retailers from $94.0 million for the second quarter of fiscal 1999 to $134.5 million for the second quarter of fiscal 2000, an increase of $40.5 million or 43.1%. Of this increase, $17.9 million related to net sales contributed by MET-Rx, which was acquired on January 7, 2000, as discussed above. The remaining increase in sales to retailers was primarily attributable to $23.4 million in net sales of the Metab-O-Lite line of products, a diet and energy supplement which the Company introduced late in the fourth quarter of fiscal 1999, the continued success of the Company's Osteo Bi-Flex brands and the introduction, in the latter part of the second quarter, of a complete line of Pokemon(TM) children's vitamins. Additionally, net sales increased as a result of expanded distribution to the Company's existing retail customers. Partially offsetting these increases was a decrease in sales of Cellasene, which was introduced late in the second quarter of fiscal 1999. Net sales of Rexall Showcase for the three months ended February 29, 2000 decreased $2.6 million or 6.3% as compared to the second quarter of fiscal 1999, which resulted primarily from a decline in the United States business, partially offset by an increase in international net sales principally due to operations in Japan, which commenced in May 1999. The Company believes that the decline in Rexall Showcase's United States business was primarily due to a continued overall softening in the domestic direct selling industry, which has impacted the recruitment of new independent business owners for Rexall Showcase. Net sales of the Company's mail order segment, decreased by $0.6 million to $3.3 million or a 15.4% decline over the comparable period in fiscal 1999.

         Gross profit for the three months ended February 29, 2000 was $94.0 million, an increase of $18.6 million or 24.7% over the comparable period in fiscal 1999. As a percentage of net sales, gross profit decreased from 54.3% for the three months ended February 28, 1999 to 53.3% for the three months ended February 29, 2000. The percentage decrease in gross profit was primarily due to net sales to retailers constituting a higher percentage of the Company's total net sales (76.3% of total Company net sales for the second quarter of fiscal 2000 compared to 67.6% for the second quarter of fiscal 1999). As noted above, Rexall Showcase products have a higher gross margin than products sold to retailers and, as such, the Company's gross margins decline as Rexall Showcase's net sales decrease as a percentage of total net sales. This decrease, however, was partially offset by lower product royalty expenses in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999.

         Selling, general and administrative ("SG&A") expenses for the three months ended February 29, 2000 were $65.4 million, an increase of $15.0 million or 29.8% over the comparable period in fiscal 1999. As a percentage of net sales, SG&A expenses increased from 36.3% for the three months ended February 28, 1999 to 37.1% for the three months ended February 29, 2000. Included in SG&A expenses for the three months ended February 29, 2000 were $6.0 million of SG&A expenses related to MET-Rx, including $1.5 million of consumer advertising and $0.6 million of goodwill amortization. Excluding the MET-Rx costs, SG&A expenses were $59.4 million for the second quarter of fiscal 2000, an increase of $9.0 million or 17.8% over the second quarter of fiscal 1999. This increase was partially the result of increased advertising expenses, as the Company continued its strategy to support its nationally branded products. For the second quarter of fiscal 2000, the Company, excluding MET-Rx, spent approximately $4.7 million in consumer advertising as compared to $3.2 million for the second quarter of fiscal 1999. Also contributing to the increase in SG&A expenses were $6.4 million of costs incurred by Rexall Showcase, an increase of $4.5 million as compared to the second quarter of fiscal 1999, as a result of the development of its international infrastructure, primarily in Japan and Taiwan.

         Interest expense for the second quarter of fiscal 2000 was $1.1 million relating to the initial borrowings under the Company's senior credit facility that were required to fund the MET-Rx acquisition, as compared to no interest expense in fiscal 1999. The increase resulted from interest income for the second quarter of fiscal 2000 was $0.2 million, a decrease of $0.6 million as compared to the second quarter of fiscal 1999. The decrease in interest income was primarily attributable to lower cash balances during the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999.

         Income before income tax provision was $27.6 million for the three months ended February 29, 2000, an increase of $1.7 million from the $25.9 million recorded in the same period in fiscal 1999. As a percentage of net sales, income before income tax provision decreased from 18.6% for the three months ended February 28, 1999 to 15.6% for the three months ended February 29, 2000. Net income was $17.0 million for the second quarter of fiscal 2000, an increase of $0.8 million or 4.7% from the prior year's comparable quarter due to the reasons discussed above.

                 Six Months Ended February 29, 2000 Compared to
                       Six Months Ended February 28, 1999
                       ----------------------------------

         Net sales for the six months ended February 29, 2000 were $318.4 million, an increase of $57.3 million or 22.0% as compared to net sales of $261.1 million for the six months ended February 28, 1999. Net sales to retailers for the first half of fiscal 2000 were $232.5 million compared to $170.4 million for the first half of fiscal 1999, representing an increase of $62.1 million or 36.5%. The increase in sales to retailers was primarily attributable to $43.4 million in net sales of the Metab-O-Lite line of products, which was introduced late in the fourth quarter of fiscal 1999, and $17.9 million in net sales of MET-Rx products, which the Company acquired in January 2000. Also contributing to the increase in net sales of the sales to retailers segment was the increase in net sales of the Company's Osteo Bi-Flex brands and the introduction, in the latter part of the second quarter of fiscal 2000, of a complete line of Pokemon children's vitamins. Partially offsetting these increases was a decrease in net sales of Cellasene, which was introduced late in the second quarter of fiscal 1999. Net sales for the six months ended February 29, 2000 for Rexall Showcase were $79.4 million, a decrease of $3.6 million or 4.3%, compared to net sales of $83.0 million for the six months ended February 28, 1999. The decrease in Rexall Showcase net sales was primarily due to a decline in the United States business, partially offset by an increase in international net sales, which resulted principally from the commencement of operations in Japan in May 1999. The Company believes that the decline in Rexall Showcase's U.S. business in the first half of fiscal 2000 was primarily due to an overall softening in the domestic direct selling industry, which has impacted the recruitment of new independent business owners for Rexall Showcase. Net sales for the Company's mail order segment were $6.5 million for the first half of fiscal 2000, compared to $7.7 million for the first half of fiscal 1999.

         Gross margins for the six months ended February 29, 2000 were $173.7 million, an increase of $29.3 million or 20.3% over the comparable period in fiscal 1999. As a percentage of net sales, gross margins declined from 55.3% for the six months ended February 28, 1999 to 54.5% for the six months ended February 29, 2000. The percentage decrease in gross profit was primarily due to net sales to retailers constituting a higher percentage of the Company's total net sales (73.0% of total Company net sales for the first half of fiscal 2000 compared to 65.3% for the first half of fiscal 1999). As noted above, Rexall Showcase products have a higher gross margin than products sold to retailers and, as such, the Company's gross margins decline as Rexall Showcase's net sales decrease as a percentage of total net sales. Partially offsetting this decrease in gross margins was lower product royalty expenses in the first half of fiscal 2000 as compared to the first half of fiscal 1999.

         SG&A expenses for the six months ended February 29, 2000 were $126.8 million compared to $101.9 million, an increase of $24.9 million or 24.5% over the comparable period in fiscal 1999. As a percentage of net sales, SG&A expenses increased from 39.0% for the first half of fiscal 1999 to 39.8% for the first half of fiscal 2000. Included in SG&A expenses for the six months ended February 29, 2000 were $6.0 million of SG&A expenses related to MET-Rx, including $1.5 million of consumer advertising and $0.6 million of goodwill amortization. Excluding the MET-Rx costs, SG&A expenses were $120.8 million for the first half of fiscal 2000, an increase of $18.9 million or 18.6% over the first half of fiscal 1999. For the first half of fiscal 2000, the Company, excluding MET-Rx, incurred advertising expense of $11.1 million as compared to $5.1 million for the first half of fiscal 1999. This increase in advertising expense is consistent with the Company's strategy to support its nationally branded products. Also contributing to the increase in SG&A expenses was an increase of $9.2 million of costs incurred by Rexall Showcase related to the development of its international infrastructure, primarily focused on Japan and Taiwan, which began operations in May 1999 and November 1998, respectively.

         Interest expense for the first half of fiscal 2000 increased approximately $1.1 million relating to the initial borrowings under the Company's senior credit facility that were required to fund the MET-Rx acquisition, as compared to the first half of fiscal 1999. Interest income for the six months ended February 29, 2000 decreased approximately $1.8 million as compared to the six months ended February 28, 1999, primarily due to a reduction in the Company's cash balances available for investment.

         Income before income tax provision for the six months ended February 29, 2000 was $46.3 million compared to $44.6 million for the six months ended February 28, 1999, an increase of $1.7 million or 3.9%. As a percentage of net sales, income before income tax provision decreased from 17.1% for the first half of fiscal 1999 to 14.5% for the first half of fiscal 2000. Net income was $28.7 million for the six months ended February 29, 2000, an increase of $0.7 million or 2.5% from the comparable period in fiscal 1999 due to the reasons discussed above.

Seasonality

         The Company believes that its business is not subject to significant seasonality based on historical trends, with the exception of Rexall Showcase, which typically experiences lower revenues in the second and fourth fiscal quarters due to winter and summer holiday seasons, respectively.

Liquidity and Capital Resources

         The Company had working capital of $156.5 million at February 29, 2000, compared to $148.1 million at August 31, 1999, an increase of $8.4 million. Approximately $7.0 million of this increase was due to increased working capital as a result of the MET-Rx acquisition.

         Net cash provided by operating activities for the six months ended February 29, 2000 was $43.6 million compared to $32.1 million for the comparable period in fiscal 1999. The increase in cash provided by operating activities was primarily due to an increase in income before depreciation and amortization expenses, as well as an increase in cash provided by working capital. Net cash used by investing activities for the first half of fiscal 2000 was $116.0 million, compared to net cash provided of $17.9 million for the first half of fiscal 1999. The acquisition of MET-Rx accounted for $108.6 million of the cash used for investing activities, with the remainder used for capital expenditures. For the six months ended February 29, 2000, the Company used $7.4 million for property, plant and equipment and computer software capital expenditures, primarily relating to the retrofit of the Company's manufacturing facility as well as additions to Rexall Showcase's global information infrastructure. Net cash provided by financing activities was $70.6 million for the six months ended February 29, 2000, compared to net cash used of $99.0 million for the six months ended February 28, 1999. Net cash provided for the first half of fiscal 2000 was primarily the result of the initial borrowings under the Company's senior credit facility that were required to fund the MET-Rx acquisition, partially offset by the continued implementation of the Company's share repurchase program. For the six months ended February 29, 2000, the Company has repurchased and retired 854,400 shares at a cost of $9.5 million. Since September 29, 1998, the inception of the Company's share repurchase programs, through February 29, 2000, the Company has repurchased and retired 9,073,600 shares of the Company's common stock for a total cost of $134.3 million.

         The Company believes that its existing cash balances, internally generated funds from operations and the Company's credit facilities will provide the liquidity necessary to satisfy the Company's working capital needs, including the purchase and maintenance of inventory, the financing of the Company's accounts receivable and anticipated capital expenditures, as well as any future repurchase of shares under the Company's share repurchase program or acquisitions.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

                  In fiscal 1999, several class action complaints alleging violations of the Federal securities laws were filed against the Company and certain of its officers and directors. The Company and the named officers and directors filed a Motion to Dismiss all claims and on March 29, 2000, the United States District Court for the Southern District of Florida granted the Company's Motion to Dismiss the consolidated class action complaint against the Company and certain of its officers and directors. By entering its final order of dismissal, which the plaintiffs can appeal, the court ruled that the plaintiffs had failed to state a claim. On April 12, 2000, the plaintiffs filed a Motion to Alter and/or Amend the Judgment.

                  In January 2000, the Office of the Florida Attorney General commenced an administrative investigation into the practices of Rexall Showcase under the authority of the Florida Deceptive and Unfair Trade Practices Act. Rexall Showcase is cooperating with the Attorney General and has provided non-confidential documents requested by the Attorney General. Rexall Showcase filed a petition with the Palm Beach County Circuit Court on March 23, 2000 to modify the subpoena to prevent disclosure of Rexall Showcase's confidential trade secrets and other private information to third parties. The Company believes that Rexall Showcase has conducted its business in compliance with all applicable Florida laws.

Item 2.           Changes in Securities.

                  Not applicable.

Item 3.           Defaults Upon Senior Securities.

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Company's Annual Meeting of Shareholders was held on February 23, 2000. The holders of 64,199,567 shares of Common Stock were entitled to vote at the Annual Meeting and there were present, in person or by proxy, holders of 61,174,010 shares of Common Stock (95.3% of the shares entitled to vote).

                  The following individuals were elected as Directors of the Company to serve until the 2001 Annual Meeting by the following votes (the numbers in parenthesis represent the percent of the shares of Common Stock voted at the Annual Meeting):

                                                    FOR                              WITHHELD AUTHORITY
                                      -------------------------------        --------------------------
                  Carl DeSantis             60,580,455 (99.0%)                         593,555 (1.0%)
                  Christian Nast            60,582,712 (99.0%)                         591,298 (1.0%)
                  Damon DeSantis            60,487,170 (98.9%)                         686,840 (1.1%)
                  Nickolas Palin            60,585,030 (99.0%)                         588,980 (1.0%)
                  Dean DeSantis             60,571,966 (99.0%)                         602,044 (1.0%)
                  Stanley Leedy             60,585,191 (99.0%)                         588,819 (1.0%)
                  Melvin T. Stith           60,586,891 (99.0%)                         587,199 (1.0%)


                  The proposal to amend the Company's Amended and Restated 1993 Stock Incentive Plan was approved as follows: 38,169,407 (85.2%) shares were cast for the proposal; 6,385,141 (14.3%) shares were cast against the proposal; and 256,601 (.5%) shares abstained.

                  The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the fiscal year ending August 31, 2000 was approved as follows: 60,873,881 (99.5%) shares were cast for the proposal; 174,986 (.3%) shares were cast against the proposal; and 125,143 (.2%) shares abstained.

Item 5.           Other Information.

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)  Exhibits.

                       27       Financial Data Schedule (for SEC use only)

                  (b)  Reports on Form 8-K.

                  Form 8-K filed on December 16, 1999 regarding the signing of a definitive agreement to purchase privately-held MET-Rx Nutrition, Inc.

                  Form 8-K filed on January 7, 2000 regarding the completion of the MET-Rx Nutrition, Inc. acquisition.

                  Form 8-K filed on February 25, 2000 regarding the signing of a definitive agreement to purchase privately-held Worldwide Sport Nutritional Supplements Inc.

                  From 8-K/A filed on March 21, 2000 regarding financial statements and pro forma financial statements of MET-Rx Nutrition, Inc. and Rexall Sundown, Inc.

                  Form 8-K filed on March 24, 2000 regarding the signing of a definitive agreement to sell SDV, the Company's catalog and mail order division.

                  Form 8-K filed on March 24, 2000 regarding the completion of the Worldwide Sport Nutritional Supplements, Inc. acquisition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REXALL SUNDOWN, INC.



Date: April 14, 2000             By: /s/ Damon DeSantis
                                     ------------------------------------
                                     Damon  DeSantis,  President and
                                     Chief  Executive Officer



Date: April 14, 2000             By: /s/ Geary Cotton
                                    -------------------------------------
                                    Geary Cotton, Chief Financial Officer,
                                    Treasurer and Chief Accounting Officer